Form 10-Q
period 2001-06-30
IWO HOLDINGS INC
filed 2001-08-28
CIK 1116181

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-Q

(Mark One)
   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

         For the quarterly period ended June 30, 2001

                                      OR

   [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

                     Commission file number ______________

                               -----------------

                              IWO HOLDINGS, INC.
            (Exact name of Registrant as specified in its charter)

                      Delaware                 14-1818487
                   (State or other          (I.R.S. Employer
                   jurisdiction of         Identification No.)
                  incorporation or                12203
                    organization)              (Zip Code)
              319 Great Oaks Boulevard
                  Albany, New York
                (Address of Principal
                      Executive
                      Offices)
      Registrant's telephone number, including area code: (518) 862-6000

                               -----------------

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), Yes [X] No [_] and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

   As of July 31, 2001, there were 37,618,060.8568 shares of the Registrant's common stock outstanding (consisting of 15,000,000.0000 shares of Class A Common Stock, 13,458,775.8595 shares of Class B Common Stock, 3,555,630.4609 shares of Class C Common Stock, 60,000.0000 shares of Class D Common Stock and 5,543,654.5364 shares of Class E Common Stock).


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                              IWO HOLDINGS, INC.

                         QUARTERLY REPORT ON FORM 10-Q
                                     INDEX

                                                                                                   Page
                                                                                                  Number
                                                                                                  ------
Part I  Financial Information

Item 1  Financial Statements.....................................................................    3
         Consolidated Balance Sheets as of December 31, 2000 and June 30, 2001 (unaudited).......    3
         Consolidated Statements of Operations for the three months and six months ended June 30,
           2000 (unaudited) and June 30, 2001 (unaudited)........................................    5
         Consolidated Statements of Cash Flows for the six months ended June 30, 2000 (unaudited)
           and June 30, 2001 (unaudited).........................................................    6
         Notes to Consolidated Financial Statements (unaudited)..................................    7

Item 2  Management's Discussion and Analysis of Financial Condition and Results of Operations....   23

Item 3  Quantitative and Qualitative Disclosures About Market Risk...............................   41

Part II Other Information

Item 1   Legal Proceedings.......................................................................   42

Item 2   Changes in Securities and Use of Proceeds...............................................   42

Item 3   Defaults Upon Senior Securities.........................................................   42

Item 4   Submission of Matters to a Vote of Security Holders.....................................   43

Item 5   Other Information.......................................................................   43

Item 6   Exhibits and Reports on Form 8-K........................................................   43

                                    PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      IWO HOLDINGS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

             As of December 31, 2000 and (Unaudited) June 30, 2001
                       (In thousands except share data)

                                                                                  December 31,  June 30,
                                                                                      2000        2001
                                                                                  ------------ -----------
                                                                                               (Unaudited)
                                     ASSETS
                                     ------
Current assets:
   Cash and cash equivalents.....................................................   $ 36,313    $ 13,267
   Accounts receivable, net of allowances of $312 and $364 at December 31, 2000
     and June 30, 2001, respectively.............................................      4,218       5,027
   Short-term investments at amortized cost--held to maturity....................         --      34,516
   Inventory.....................................................................      2,567         842
   Prepaid expenses..............................................................      1,072       1,881
   Other current assets..........................................................        199       1,901
   Prepaid management fee--related party.........................................      1,000       1,000
   Restricted cash and U.S. Treasury obligations at amortized cost--held to
     maturity....................................................................         --      31,674
                                                                                    --------    --------
       Total current assets......................................................     45,369      90,108
                                                                                    --------    --------
Restricted cash..................................................................      8,000       8,000
Restricted cash and U.S. Treasury obligations at amortized cost--held to maturity         --      30,898
Investment securities at amortized cost--held to maturity........................                 58,442
Prepaid management fee--related party............................................      2,970       2,470
Property and equipment, net......................................................     69,555      91,220
Construction in progress.........................................................     33,009      53,132
Deferred costs, net..............................................................     14,898      20,347
Intangible assets, net...........................................................     58,874      55,788
Other............................................................................         24          10
                                                                                    --------    --------
       Total assets..............................................................   $232,699    $410,415
                                                                                    ========    ========

The accompanying notes are an integral part of the consolidated financial statements

                      IWO HOLDINGS, INC. AND SUBSIDIARIES

             As of December 31, 2000 and (Unaudited) June 30, 2001
                       (In thousands except share data)

                                                                                     As of        As of
                                                                                  December 31,  June 30,
                                                                                      2000        2001
                                                                                  ------------ -----------
                                                                                               (Unaudited)
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:
   Accounts payable..............................................................   $  6,388    $ 16,012
   Accounts payable--related parties.............................................        213          48
   Due to Sprint.................................................................      7,711       5,326
   Accrued expenses..............................................................     12,432      23,159
   Accrued expenses--related parties.............................................        463         152
   Unearned revenue..............................................................      1,652       2,211
                                                                                    --------    --------
       Total current liabilities.................................................     28,859      46,908
Term loan........................................................................     80,000     110,000
Senior notes.....................................................................         --     152,209
                                                                                    --------    --------
       Total liabilities.........................................................    108,859     309,117
                                                                                    --------    --------
Redeemable common stock..........................................................        346         173
                                                                                    --------    --------
Commitments and contingencies

Stockholders' equity:
   Preferred stock (nonvoting)--$.01 par value, 500,000 shares authorized, none
     issued and outstanding......................................................         --          --
   Common stock, Class A (nonvoting)--$.01 par value, 15,000,000 shares
     authorized, issued and outstanding..........................................        150         150
   Common stock, Class B (voting)--$.01 par value, 18,750,000 shares authorized,
     13,274,171 and 13,532,710 shares issued at
     December 31, 2000 and June 30, 2001, respectively...........................        133         136
   Common stock, Class C (nonvoting)--$.01 par value, 18,750,000 shares
     authorized, 3,555,630 shares issued and outstanding.........................         35          35
   Common stock, Class D (voting)--$.01 par value, 60,000 shares authorized,
     issued and outstanding......................................................          1           1
   Common stock, Class E (nonvoting)--$.01 par value, 5,545,000 shares
     authorized, 5,543,654 shares issued and outstanding.........................         55          55
   Common stock (voting)--$.01 par value, 58,105,000 shares authorized, none
     issued and outstanding......................................................         --          --
   Additional paid-in capital....................................................    175,271     184,103
   Deficit accumulated during development stage..................................     (1,076)     (1,076)
   Retained deficit..............................................................    (50,080)    (81,507)
                                                                                    --------    --------
                                                                                     124,489     101,897
Treasury stock at cost (43,856 and 73,935 Class B shares at December 31, 2000 and
  June 30, 2001), respectively...................................................       (252)       (425)
Promissory notes receivable......................................................       (743)       (347)
                                                                                    --------    --------
       Total stockholders' equity................................................    123,494     101,125
                                                                                    --------    --------
       Total liabilities and stockholders' equity................................   $232,699    $410,415
                                                                                    ========    ========

The accompanying notes are an integral part of the consolidated financial statements

                      IWO HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

 For the (Unaudited) Three Months and Six Months Ended June 30, 2000 and 2001
                       (In thousands except share data)

                                                        For the       For the       For the       For the
                                                     Three Months  Three Months   Six Months    Six Months
                                                         Ended         Ended         Ended         Ended
                                                     June 30, 2000 June 30, 2001 June 30, 2000 June 30, 2001
                                                     ------------- ------------- ------------- -------------
                                                      (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)
Net revenues........................................  $    12,405   $    24,613   $    22,416   $    44,706
                                                      -----------   -----------   -----------   -----------
Operating expenses:
   Costs of services and equipment..................        8,833        19,775        18,299        35,846
   Selling and marketing............................        3,695         6,209         6,986        11,239
   General and administrative:
       Noncash stock-based compensation.............          251            97           631           308
       Related parties..............................          321           198           761           525
       Other general and administrative.............        3,591         5,066         7,082         9,458
   Depreciation and amortization....................        3,626         4,422         4,772         8,568
                                                      -----------   -----------   -----------   -----------
       Total operating expenses.....................       20,317        35,767        38,531        65,944
                                                      -----------   -----------   -----------   -----------
Operating loss......................................       (7,912)      (11,154)      (16,115)      (21,238)
   Interest income..................................          346         2,339         1,298         4,168
   Interest expense.................................       (1,014)       (6,352)       (1,014)      (10,607)
   Interest expense--related parties................         (194)         (415)         (194)         (767)
   Amortization of debt issuance and offering costs.         (629)         (711)       (1,257)       (1,896)
   Other debt financing fees........................         (810)         (415)       (1,754)       (1,087)
                                                      -----------   -----------   -----------   -----------
       Net loss.....................................  $   (10,213)  $   (16,708)  $   (19,036)  $   (31,427)
                                                      ===========   ===========   ===========   ===========
Loss per share
   Basic............................................  $     (0.34)  $     (0.45)  $     (0.63)  $     (0.84)
   Diluted..........................................  $     (0.34)  $     (0.45)  $     (0.63)  $     (0.84)
Weighted average shares outstanding
   Basic............................................   30,261,000    37,589,000    30,260,000    37,500,000
   Diluted..........................................   30,261,000    37,589,000    30,260,000    37,500,000


The accompanying notes are an integral part of the consolidated financial statements

                      IWO HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

          For the (Unaudited) Six Months Ended June 30, 2000 and 2001
                                (In thousands)

                                                                                          For the       For the
                                                                                        Six Months    Six Months
                                                                                           Ended         Ended
                                                                                       June 30, 2000 June 30, 2001
                                                                                       ------------- -------------
                                                                                        (Unaudited)   (Unaudited)
Net cash used in operating activities.................................................      (8,616)      (21,867)
                                                                                         ---------     ---------
Cash flows from investing activities:
   Deferred acquisition costs.........................................................        (331)           --
   Purchase of Sprint assets..........................................................    (116,405)           --
   Purchase of investment securities--held to maturity................................          --      (105,328)
   Proceeds from maturities of investment securities..................................          --        12,371
   Restricted cash....................................................................      (8,000)           --
   Restricted cash and U.S. Treasury obligations at amortized cost--held to maturity..          --       (62,572)
   Purchase of property and equipment.................................................      (4,533)      (22,434)
   Construction in progress...........................................................      (7,943)       (6,493)
                                                                                         ---------     ---------
         Net cash used in investing activities........................................    (137,212)     (184,456)
                                                                                         ---------     ---------
Cash flows from financing activities:
   Gross proceeds received from equity investors for payment of promissory notes......          --           396
   Stock option exercises.............................................................         272           397
   Proceeds received from issuance of debt............................................      50,000        30,000
   Proceeds received from issuance of senior notes....................................          --       160,000
   Purchase of treasury stock.........................................................        (169)         (173)
   Payment for offering costs.........................................................        (510)       (7,343)
   Payment of debt issuance costs.....................................................      (2,012)           --
                                                                                         ---------     ---------
         Net cash provided by financing activities....................................      47,581       183,277
                                                                                         ---------     ---------
Net decrease in cash and cash equivalents.............................................     (98,247)      (23,046)
Cash and cash equivalents, beginning of period........................................     104,752        36,313
                                                                                         ---------     ---------
Cash and cash equivalents, end of period..............................................   $   6,505     $  13,267
                                                                                         =========     =========
Non-cash:
   Deferred costs included in accounts payable and accounts payable--related parties..   $     107     $      --
   Property and equipment included in accounts payable................................   $     259     $   1,676
   Property and equipment included in accrued expenses................................   $      --     $   1,630
   Construction in progress included in accounts payable..............................   $     229     $  13,430
   Construction in progress included in accrued expenses..............................   $      --     $   1,606



The accompanying notes are an integral part of the consolidated financial statements

                              IWO HOLDINGS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)


1. Basis of Presentation

   The accompanying consolidated financial statements are unaudited and have been prepared by management. The consolidated financial statements included herein include the accounts of IWO Holdings, Inc. and its wholly-owned subsidiaries, Independent Wireless One Corporation and Independent Wireless One Leased Realty Corporation (collectively "IWO" or the "Company") for all periods presented. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for fair presentation have been included. The results of operations for the three and six months ended June 30, 2001 are not indicative of the results that may be expected for the full fiscal year of 2001. The financial information presented herein should be read in conjunction with the Company's Form S-1 and Form S-4 registration statements which include information and disclosures not included herein. All significant intercompany accounts or balances have been eliminated in consolidation. Certain amounts have been reclassified to conform to the current period presentation.

2. Description of the Organization

   Independent Wireless One, LLC, (the "LLC") a limited liability company, was formed on August 22, 1997 by a consortium of independent local telephone companies (the "Founders") to become a provider of wireless telecommunications and data services. On September 9, 1998 the LLC changed its status to a C-corporation and changed its name to Independent Wireless One Corporation.

   On October 29, 1999, IWO Holdings, Inc. was formed to hold an investment in Independent Wireless One Corporation ("Corp"). On December 20, 1999, the Founders of Independent Wireless One Corporation exchanged their equity ownership, representing in the aggregate 100% of the outstanding capital stock of Corp for an aggregate of 6,300,000 shares of Class B common stock of IWO Holdings, Inc. Further, certain investors and management invested approximately $135,000,000 into IWO Holdings, Inc., for approximately 79% of the equity of the Company. IWO Holdings, Inc. exchanged common stock, warrants and options to purchase the non-monetary assets of Corp. As a result of the transaction, Independent Wireless One Corporation became a wholly-owned subsidiary of IWO Holdings, Inc. (collectively referred to as "IWO" or the "Company").

   The Company was a development stage enterprise until it commenced operations effective January 2000.

   In February 2000, the Company formed Independent Wireless One Leased Realty Corporation to hold all leasehold interests in the retail stores, administrative offices and cell site leases.

3. Net Loss Per Share

   The Company computes net loss per common share in accordance with SFAS No. 128 "Earnings per Share". Basic and diluted loss available to common stockholders per share of common stock is computed by dividing net loss available to common stockholders for each period by the weighted-average outstanding common shares. No conversion of common stock equivalents (options or warrants) has been assumed in the calculations since the effect would be antidilutive. As a result, the number of weighted-average outstanding common shares as well as the amount of net loss per share are the same for basic and diluted loss per share calculations for all periods presented. There are two items that could potentially dilute basic earnings per share in the future. These items include the common stock options and warrants. These items will be included in the diluted earnings per share calculation when dilutive.

4. Investments

   The Company's investments consist of debt securities (U.S. Treasury obligations and corporate debt securities). In accordance with SFAS No. 115, debt securities have been classified in the accompanying

                              IWO HOLDINGS, INC.

                                  (Unaudited)

consolidated balance sheets as held-to-maturity securities and are reported at amortized cost because the Company has the positive intent and the ability to hold these debt securities to maturity. Market value is determined by quoted market prices.

   The amortized cost and approximate fair value of investment securities held to maturity at June 30, 2001 by contractual maturity (which are restricted for future interest payments on the Senior Notes) are summarized as follows (in thousands):

                                      Gross      Gross
                          Amortized Unrealized Unrealized Market
                            Cost      Gains      Losses   Value
                          --------- ---------- ---------- -------
U.S. Treasury obligations  $61,192     $356       $--     $61,548

                             Amortized Market
                               Cost    Value
                             --------- -------
Due in one year or less.....  $31,148  $31,281
Due in one year through five   30,044   30,267
                              -------  -------
                              $61,192  $61,548
                              =======  =======

   The above table excludes $1,380,000 of cash and accrued interest receivable restricted for future interest payments on the Senior Notes.

   The amortized cost and approximate fair value of investment securities held to maturity at June 30, 2001 (excluding restricted securities) are summarized as follows (in thousands):

                                             Gross      Gross
                                 Amortized Unrealized Unrealized Market
                                   Cost      Gains      Losses   Value
                                 --------- ---------- ---------- -------
       U.S. Treasury obligations  $22,245     $ 66      $  --    $22,311
       Corporate debt securities   70,713      219       (175)    70,757
                                  -------     ----      -----    -------
                                  $92,958     $285      $(175)   $93,068
                                  =======     ====      =====    =======

   The amortized cost and approximate fair value of debt securities held to maturity at June 30, 2001, by contractual maturity, are shown below (in thousands):

                                              Amortized Market
                                                Cost    Value
                                              --------- -------
                 Due in one year or less.....  $34,516  $34,378
                 Due in one year through five   58,442   58,690
                                               -------  -------
                                               $92,958  $93,068
                                               =======  =======

   There were no sales of investment securities held to maturity during the six months ended June 30, 2001.

                              IWO HOLDINGS, INC.

                                  (Unaudited)


5. Property and Equipment

   Property and equipment consist of the following at December 31, 2000 and June 30, 2001 (in thousands):

                                                     2000      2001
                                                    -------  --------
          Land..................................... $   169  $    169
          Building and building improvements.......   5,943     5,943
          Network equipment........................  62,779    88,804
          Furniture and office equipment...........   3,871     4,346
          Computer software........................   1,261     1,526
          Vehicles.................................     926     1,149
          Leasehold improvements...................   1,419     1,579
                                                    -------  --------
                                                     76,368   103,516
          Accumulated depreciation and amortization  (6,813)  (12,296)
                                                    -------  --------
                                                    $69,555  $ 91,220
                                                    =======  ========

6. Deferred Costs

   Deferred costs consist of the following at December 31, 2000 and June 30, 2001 (in thousands):

                                                               2000     2001
                                                              -------  -------
 Debt issuance costs......................................... $15,591  $15,597
 Deferred offering costs.....................................   2,234    9,573
                                                              -------  -------
                                                               17,825   25,170
 Accumulated amortization of debt issuance and offering costs  (2,927)  (4,823)
                                                              -------  -------
                                                              $14,898  $20,347
                                                              =======  =======

7. Sprint Payable

   The Sprint payable consists of amounts owed to Sprint PCS for services provided directly by Sprint PCS such as customer care, customer billing and the 8% affiliation fee, or passed through items from various third party vendors such as purchases of handsets and accessories, indirect equipment subsidies, advertising and various network operation expenses. At December 31, 2000 and June 30, 2001, the amount payable to Sprint PCS totaled $7,711,000 and $5,326,000, respectively.

8. Long-Term Debt

   Long-term debt consists of the following at December 31, 2000 and June 30, 2001 (in thousands):

                                              2000     2001
                                             ------- --------
                   Senior Credit Facility... $80,000 $110,000
                   14% Senior Notes due 2011      --  152,209
                                             ------- --------
                                             $80,000 $262,209
                                             ======= ========

                              IWO HOLDINGS, INC.

                                  (Unaudited)


  (a) Senior Credit Facility

   In December, 1999, the Company entered into a credit facility (the Senior Credit Facility) which was amended on June 30, and December 8, 2000, respectively, with a group of commercial lenders, under which the Company may borrow up to $240,000,000 in the aggregate consisting of (i) up to $70,000,000 in revolving loans (the Senior Revolving Credit Facility) with a maturity date eight years from the effective date of the loan, (ii) a $120,000,000 term loan (the Tranche A Term Loan) with a maturity date of March 2008, and (iii) a $50,000,000 term loan (the Tranche B Term Loan) with a maturity date of September 2008. The Senior Credit Facility, as amended, provides that, subject to certain conditions, the Company may request an additional tranche of loans in the amount of $25,000,000 in the aggregate on or prior to March 31, 2002 from the lenders. No lender is obligated to subscribe to the new commitment and, in the event that the total commitment from the lenders is less than $25,000,000, the Company has the right to arrange the financing of the deficit amount with other financial institutions (subject to the approval of the administrative agent).

   Beginning in March 2004, principal repayments will be made in 17 quarterly installments for the Tranche A Term Loan and 19 quarterly installments for the Tranche B Term Loan. Quarterly principal repayments for the Tranche A Term Loan will range from $2,000,000 on March 31, 2004 to $12,000,000 on March 31, 2008.
Quarterly principal payments for the Tranche B Term Loan will range from $250,000 on March 31, 2004 to $31,000,000 on September 30, 2008. Interest
payments on the Senior Credit Facility are due quarterly.

   The Senior Credit Facility contains a prepayment provision whereby certain amounts borrowed must be repaid upon the occurrence of certain specified events and conditions, including issuance of capital stock, proceeds from certain additional indebtedness, certain asset sales and excess cash flows as defined in the agreement.

   The interest rate applicable to the Senior Credit Facility is based on, at the Company's option, (i) LIBOR (Eurodollar Loans) plus the Applicable Margin, as defined, or (ii) the higher of the administrative agent's prime rate or the Federal Funds Effective Rate (ABR Loans), plus the Applicable Margin, as defined. The Applicable Margin for Eurodollar Loans will range from 1.5% to 3.75% based on certain events involving the Company, as specified. The Applicable Margin for ABR Loans will range from 0.50% to 2.75% based on certain events by the Company, as specified.

   The loans from the Senior Credit Facility are subject to a quarterly commitment fee on the unborrowed portion, which ranges from 0.75% to 1.25% of the available portion of the Tranche A Term Loan, the Tranche B Term Loan, and the Senior Revolving Credit Facility.

   The Company must comply with certain financial and operating covenants. The most restrictive financial covenants include debt to equity, debt to EBITDA, interest coverage and fixed charge coverage ratios, as defined in the Senior Credit Facility.

  (b) Senior Notes

   In February 2001, IWO Holdings, Inc. issued 160,000 units, each consisting of $1,000 principal amount of 14% Senior Notes due January 15, 2011 and one warrant to purchase 12.50025 shares of class C common stock at an exercise price of $7.00 per share. Interest is payable semi-annually on January 15 and July 15 of each year. The gross proceeds from the offering were $160,000,000, which have been allocated to the fair value of the Senior Notes ($152,042,000) and warrants ($7,958,000). Significant terms of the Senior Notes are:

   Ranking--The Senior Notes are senior unsecured obligations of IWO Holdings, Inc., rank equally with all its existing and future senior debt and rank senior to all its future subordinated debt.

                              IWO HOLDINGS, INC.

                                  (Unaudited)


   Guarantee--Independent Wireless One Corporation is the sole guarantor of the Senior Notes. All of the Company's restricted subsidiaries formed or acquired after the issuance of the notes that guarantee the Company's senior credit facility will also guarantee the notes.

   Interest Reserve--Concurrently with the closing of the Senior Notes, a portion of the proceeds of the offering was used to purchase a portfolio of U.S. government securities which will generate sufficient proceeds to make the first six scheduled interest payments on the Senior Notes. The account holding the investment securities and all of the securities and other items contained in the account have been pledged to the trustee for the benefit of the holders of the notes.

   Optional Redemption--During the first thirty six (36) months after the Senior Notes offering, the Company may use net proceeds of an equity offering to redeem up to 35% of the notes originally issued at a redemption price of 114% of the value of the notes as of the date of redemption.

   Change of Control--Upon a change of control as defined by the senior note indenture, the Company will be required to make an offer to purchase the Senior Notes at a price equal to 101% of the principal amount together with accrued and unpaid interest.

   Restrictive Covenants--The indenture governing the Senior Notes contains covenants that, among other things and subject to certain exceptions, limit the ability of IWO Holdings, Inc. and the ability of its restricted subsidiaries to incur additional debt, pay dividends, redeem capital stock or make other restrictive payments or investments as defined by the Senior Notes offering, create liens on assets, merge, consolidate, or dispose of assets, or enter into transactions with affiliates or into sales and leaseback transactions.

   The Senior Notes have cross default provisions whereby an event of default which results in acceleration of the maturity on other indebtedness of the Company triggers a default of the Senior Notes.

   The warrants will become exercisable on February 2, 2002 and expire on January 15, 2011.

9. Recent Accounting Pronouncements

   In June 2001, Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," was approved by the Financial Accounting Standards Board (FASB). SFAS No. 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001. The Company does not expect the adoption of this standard to have a material effect on its financial statements.

   In June 2001, SFAS No. 142, "Goodwill and Other Intangible Assets," was approved by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company plans to adopt SFAS No. 142 on its effective date of January 1, 2002. The Company expects annual amortization expense to decrease by approximately $2.5 million due to the effect of this statement.

10. Condensed Consolidating Financial Information

   Independent Wireless One Leased Realty Corporation (the "Non-Guarantor"), a 100% wholly-owned subsidiary of Independent Wireless One Corporation, is precluded from guaranteeing the debt of IWO Holdings, Inc. based on current agreements in effect. Independent Wireless One Corporation is not restricted from serving as a guarantor of the IWO Holdings, Inc. debt.

   Independent Wireless One Leased Realty Corporation holds all of the cell site leases and certain leases related to the administrative office facilities and retail stores. Operating expenses are comprised of rent expense

                              IWO HOLDINGS, INC.

                                  (Unaudited)

from these leases. Independent Wireless One Leased Realty Corporation has charged Independent Wireless One Corporation a fee equal to its rent expense for use of its leased cell sites, office and retail space.

   The information which follows presents the condensed consolidating financial position as of December 31, 2000 and June 30, 2001 and the condensed consolidating results of operations for the three months and six months ended June 30, 2000 and June 30, 2001 and condensed consolidating cash flows for the six months ended June 30, 2000 and June 30, 2001 of (a) the Parent Company, IWO Holdings, Inc., (b) the "Guarantor", Independent Wireless One Corporation, and
(c) the "Non-Guarantor", Independent Wireless One Leased Realty Corporation; and includes eliminating entries and the Company on a consolidated basis.

                      IWO HOLDINGS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATING BALANCE SHEET

                            As of December 31, 2000
                       (In thousands except share data)

                                                                       Independent
                                                                        Wireless
                                                                           One
                                                                         Leased
                                                          Independent    Realty
                                                IWO       Wireless One Corporation
                                           Holdings, Inc. Corporation     (Non-
                                              (Parent)    (Guarantor)  Guarantor)  Eliminations Consolidated
                                           -------------- ------------ ----------- ------------ ------------
                 ASSETS
                 ------
Current assets:
   Cash and cash equivalents..............    $     --      $ 36,313     $   --     $      --     $ 36,313
   Accounts receivable, net of allowances
     of $312..............................          --         4,218         --            --        4,218
   Intercompany receivable................         272           906        350        (1,528)          --
   Inventory..............................          --         2,567         --            --        2,567
   Prepaid expenses.......................          --           418        654            --        1,072
   Other current assets...................          --           199         --            --          199
   Prepaid management fee--related party..          --         1,000         --            --        1,000
                                              --------      --------     ------     ---------     --------
       Total current assets...............         272        45,621      1,004        (1,528)      45,369

Restricted cash...........................          --         8,000         --            --        8,000
Investment in subsidiaries................     136,594            --         --      (136,594)          --
Prepaid management fee--related party.....          --         2,970         --            --        2,970
Property and equipment, net...............          --        69,555         --            --       69,555
Construction in progress..................          --        33,009         --            --       33,009
Deferred costs, net.......................          --        14,898         --            --       14,898
Intangible assets, net....................          --        58,874         --            --       58,874
Other.....................................          --            24         --            --           24
                                              --------      --------     ------     ---------     --------
       Total assets.......................    $136,866      $232,951     $1,004     $(138,122)    $232,699
                                              ========      ========     ======     =========     ========

                      IWO HOLDINGS, INC. AND SUBSIDIARIES

                            As of December 31, 2000
                       (In thousands except share data)

                                                                                       Independent
                                                                        Independent   Wireless One
                                                              IWO       Wireless One  Leased Realty
                                                         Holdings, Inc. Corporation    Corporation
                                                            (Parent)    (Guarantor)  (Non-Guarantor) Eliminations Consolidated
                                                         -------------- ------------ --------------- ------------ ------------
         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
Current liabilities:
   Accounts payable.....................................    $     --      $  6,388       $   --       $      --     $  6,388
   Accounts payable--related parties....................          --           213           --              --          213
   Intercompany payable.................................         252           622          654          (1,528)          --
   Due to Sprint........................................          --         7,711           --              --        7,711
   Accrued expenses.....................................          --        12,082          350              --       12,432
   Accrued expenses--related parties....................          --           463           --              --          463
   Unearned revenue.....................................          --         1,652           --              --        1,652
                                                            --------      --------       ------       ---------     --------
       Total current liabilities........................         252        29,131        1,004          (1,528)      28,859
Term loan...............................................          --        80,000           --              --       80,000
                                                            --------      --------       ------       ---------     --------
Total liabilities.......................................         252       109,131        1,004          (1,528)     108,859
                                                            --------      --------       ------       ---------     --------
Redeemable common stock.................................         346            --           --              --          346
                                                            --------      --------       ------       ---------     --------
Commitments and contingencies
Stockholders' equity:
   Preferred stock (nonvoting)--$.01 par value, 500,000
     shares authorized, none issued and outstanding.....          --            --           --              --           --
   Common stock, Class A (nonvoting)--$.01 par value,
     15,000,000 shares authorized, issued and
     outstanding........................................         150            --           --              --          150
   Common stock, Class B (voting) $.01 par value,
     18,750,000 shares authorized, and 13,274,171
     shares issued......................................         133            --           --              --          133
   Common stock, Class C (nonvoting)--$.01 par value,
     18,750,000 shares authorized, 3,555,630 shares
     issued and outstanding.............................          35            --           --              --           35
   Common stock, Class D (voting)--$.01 par value,
     60,000 shares authorized, issued and outstanding...           1            --           --              --            1
   Common stock, Class E (nonvoting)--$.01 par value,
     5,545,000 shares authorized, 5,543,654 shares
     issued and outstanding.............................          55            --           --              --           55
   Common stock, (voting)--$.01 par value, 58,105,000
     shares authorized, none issued and outstanding.....          --            --           --              --           --
Capital stock...........................................          --         2,750           --          (2,750)          --
Additional paid-in capital..............................     187,302       172,969           --        (185,000)     175,271
Deficit accumulated during developmental stage..........      (1,076)       (1,076)          --           1,076       (1,076)
Retained deficit........................................     (50,080)      (50,080)          --          50,080      (50,080)
                                                            --------      --------       ------       ---------     --------
                                                             136,520       124,563           --        (136,594)     124,489
Treasury stock at cost (43,856 Class B shares)..........        (252)           --           --              --         (252)
Promissory notes receivable.............................          --          (743)          --              --         (743)
                                                            --------      --------       ------       ---------     --------
       Total stockholders' equity.......................     136,268       123,820           --        (136,594)     123,494
                                                            --------      --------       ------       ---------     --------
       Total liabilities and stockholders' equity.......    $136,866      $232,951       $1,004       $(138,122)    $232,699
                                                            ========      ========       ======       =========     ========

                      IWO HOLDINGS, INC. AND SUBSIDIARIES

                UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

                              As of June 30, 2001
                       (In thousands except share data)

                                                                      Independent
                                                                     Wireless One
                                                        Independent  Leased Realty
                                                        Wireless One  Corporation
                                          IWO Holdings, Corporation      (Non-
                                          Inc. (Parent) (Guarantor)   Guarantor)   Eliminations Consolidated
                                          ------------- ------------ ------------- ------------ ------------
                 ASSETS
                 ------
Current assets:
   Cash and cash equivalents.............   $     --      $ 13,267      $   --      $      --     $ 13,267
   Accounts receivable net of
     allowances of $364..................         --         5,027          --             --        5,027
   Short-term investments at amortized
     cost--held to maturity..............         --        34,516          --             --       34,516
   Intercompany receivable...............    152,877         1,870         357       (155,104)          --
   Inventory.............................         --           842          --             --          842
   Prepaid expenses......................         --           436       1,445             --        1,881
   Other current assets..................         --         1,901          --             --        1,901
   Prepaid management fee--related
     party...............................         --         1,000          --             --        1,000
   Restricted cash and US Treasury
     obligation at amortized cost--
     held to maturity....................         --        31,674          --             --       31,674
                                            --------      --------      ------      ---------     --------
       Total current assets..............    152,877        90,533       1,802       (155,104)      90,108

Restricted cash..........................         --         8,000          --             --        8,000
Restricted cash and US Treasury
  obligations at amortized cost--held to
  maturity...............................         --        30,898          --             --       30,898
Investment securities at amortized cost--
  held to maturity.......................         --        58,442          --             --       58,442
Investment in subsidiaries...............    105,167            --          --       (105,167)          --
Prepaid management fee--related
  party..................................         --         2,470          --             --        2,470
Property and equipment, net..............         --        91,220          --             --       91,220
Construction in progress.................         --        53,132          --             --       53,132
Deferred costs, net......................         --        20,347          --             --       20,347
Intangible assets, net...................         --        55,788          --             --       55,788
Other....................................         --            10          --             --           10
                                            --------      --------      ------      ---------     --------
       Total assets......................   $258,044      $410,840      $1,802      $(260,271)    $410,415
                                            ========      ========      ======      =========     ========

                      IWO HOLDINGS, INC. AND SUBSIDIARIES

                              As of June 30, 2001
                       (In thousands except share data)

                                                                                          Independent
                                                                           Independent   Wireless One
                                                                 IWO       Wireless One  Leased Realty
                                                            Holdings, Inc. Corporation    Corporation
                                                               (Parent)    (Guarantor)  (Non-Guarantor) Eliminations Consolidated
                                                           --------------- ------------ --------------- ------------ ------------
          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------
Current liabilities:
   Accounts payable.......................................    $     --       $ 16,012       $   --       $      --     $ 16,012
   Accounts payable--related parties......................          --             48           --              --           48
   Intercompany payable...................................         425        153,234        1,445        (155,104)          --
   Due to Sprint..........................................          --          5,326           --              --        5,326
   Accrued expenses.......................................          --         22,802          357              --       23,159
   Accrued expenses--related parties......................          --            152           --              --          152
   Unearned revenue.......................................          --          2,211           --              --        2,211
   Debt...................................................          --             --           --              --           --
                                                              --------       --------       ------       ---------     --------
       Total current liabilities..........................         425        199,785        1,802        (155,104)      46,908
Term loan.................................................          --        110,000           --              --      110,000
Senior notes..............................................     152,209             --           --              --      152,209
                                                              --------       --------       ------       ---------     --------
       Total liabilities..................................     152,634        309,785        1,802        (155,104)     309,117
                                                              --------       --------       ------       ---------     --------
Redeemable common stock...................................         173             --           --              --          173
                                                              --------       --------       ------       ---------     --------
Commitments and contingencies
Stockholders' Equity:
   Preferred stock (nonvoting)--$.01 par value,
     500,000 shares authorized, none issued and
     outstanding..........................................          --             --           --              --           --
   Common stock, Class A (nonvoting)--$.01 par value,
     15,000,000 shares authorized, issued and
     outstanding..........................................         150             --           --              --          150
   Common stock, Class B (voting)--$.01 par value
     18,750,000 shares authorized and 13,532,710 shares
     issued...............................................         136             --           --              --          136
   Common stock, Class C (nonvoting)--$.01 par value,
     18,750,000 shares authorized and 3,555,630 shares
     issued and outstanding...............................          35             --           --              --           35
   Common stock, Class D (voting)--$.01 par value,
     60,000 shares authorized, issued and outstanding.....           1             --           --              --            1
   Common stock, Class E (voting)--$.01 par value,
     5,545,000 shares authorized, 5,543,654 shares issued
     and outstanding......................................          55             --           --              --           55
   Common stock (voting)--$.01 par value,
     58,105,000 shares authorized, none issued and
     outstanding..........................................          --             --           --              --           --
Capital stock.............................................          --          2,750           --          (2,750)          --
Additional paid-in capital................................     187,868        181,235           --        (185,000)     184,103
Deficit accumulated during developmental stage............      (1,076)        (1,076)          --           1,076       (1,076)
Retained deficit..........................................     (81,507)       (81,507)          --          81,507      (81,507)
                                                              --------       --------       ------       ---------     --------
                                                               105,662        101,402           --        (105,167)     101,897
Treasury stock at cost (73,935 Class B Shares)............        (425)            --           --              --         (425)
Promissory notes receivable...............................          --           (347)          --              --         (347)
                                                              --------       --------       ------       ---------     --------
       Total stockholders' equity.........................     105,237        101,055           --        (105,167)     101,125
                                                              --------       --------       ------       ---------     --------
       Total liabilities and stockholders' equity.........    $258,044       $410,840       $1,802       $(260,271)    $410,415
                                                              ========       ========       ======       =========     ========

                      IWO HOLDINGS, INC. AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                   For the Three Months Ended June 30, 2000
                                (In thousands)

                                                                      Independent
                                                IWO    Independent   Wireless One
                                             Holdings, Wireless One  Leased Realty
                                               Inc.    Corporation    Corporation
                                             (Parent)  (Guarantor)  (Non-Guarantor) Eliminations Consolidated
                                             --------- ------------ --------------- ------------ ------------
Net revenues................................ $     --    $ 12,405        $843         $  (843)     $ 12,405
                                             --------    --------        ----         -------      --------
Operating expenses:
   Costs of service and equipment...........       --       8,171         662              --         8,833
   Selling and marketing....................       --       3,621          74              --         3,695
   General and administrative:
       Noncash stock-based
         compensation.......................       --         251          --              --           251
       Related parties......................       --         321          --              --           321
       Other general and administrative
         expenses...........................       --       3,484         107              --         3,591
   Depreciation and amortization............       --       3,626          --              --         3,626
   Intercompany expenses....................       --         843          --            (843)           --
                                             --------    --------        ----         -------      --------
       Total operating expenses.............       --      20,317         843            (843)       20,317
                                             --------    --------        ----         -------      --------
Operating loss..............................       --      (7,912)         --              --        (7,912)
   Interest income..........................       --         346          --              --           346
   Interest expense.........................       --      (1,014)         --              --        (1,014)
   Interest expense--related parties........       --        (194)         --              --          (194)
   Amortization of debt issuance costs......       --        (629)         --              --          (629)
   Other debt financing fees................       --        (810)         --              --          (810)
   Equity in losses of wholly-owned
     subsidiaries...........................  (10,213)         --          --          10,213            --
                                             --------    --------        ----         -------      --------
       Net loss............................. $(10,213)   $(10,213)       $ --         $10,213      $(10,213)
                                             ========    ========        ====         =======      ========

                      IWO HOLDINGS, INC. AND SUBSIDIARIES

                   For the Three Months Ended June 30, 2001
                                (In thousands)

                                                                          Independent
                                                                         Wireless One
                                                            Independent  Leased Realty
                                                  IWO       Wireless One  Corporation
                                             Holdings, Inc. Corporation      (Non-
                                                (Parent)    (Guarantor)   Guarantor)   Eliminations Consolidated
                                             -------------- ------------ ------------- ------------ ------------
Net revenues................................    $     --      $ 24,613      $1,967       $(1,967)     $ 24,613
                                                --------      --------      ------       -------      --------
Operating expenses:
   Costs of services and equipment..........          --        18,176       1,599            --        19,775
   Selling and marketing....................          --         5,958         251            --         6,209
   General and administrative:
       Noncash stock-based
         compensation.......................          --            97          --            --            97
       Related parties......................          --           198          --            --           198
       Other general and administrative
         expenses...........................          --         4,949         117            --         5,066
   Depreciation and amortization............          --         4,422          --            --         4,422
   Intercompany expenses....................          --         1,967          --        (1,967)           --
                                                --------      --------      ------       -------      --------
       Total operating expenses.............          --        35,767       1,967        (1,967)       35,767
                                                --------      --------      ------       -------      --------
Operating loss..............................          --       (11,154)         --            --       (11,154)
   Interest income..........................          --         2,339          --            --         2,339
   Interest expense.........................          --        (6,352)         --            --        (6,352)
   Interest expense--related parties........          --          (415)         --            --          (415)
   Amortization of debt issuance costs......          --          (711)         --            --          (711)
   Other debt financing fees................          --          (415)         --            --          (415)
   Equity in losses of wholly-owned
     subsidiaries...........................     (16,708)           --          --        16,708            --
                                                --------      --------      ------       -------      --------
       Net loss.............................    $(16,708)     $(16,708)     $   --       $16,708      $(16,708)
                                                ========      ========      ======       =======      ========

                      IWO HOLDINGS, INC. AND SUBSIDIARIES

                    For the Six Months Ended June 30, 2000
                                (In thousands)

                                                                      Independent
                                                IWO    Independent   Wireless One
                                             Holdings, Wireless One  Leased Realty
                                               Inc.    Corporation    Corporation
                                             (Parent)  (Guarantor)  (Non-Guarantor) Eliminations Consolidated
                                             --------- ------------ --------------- ------------ ------------
Net revenues................................ $     --    $ 22,416        $981         $  (981)     $ 22,416
                                             --------    --------        ----         -------      --------
Operating expenses:
   Costs of service and equipment...........       --      17,636         663              --        18,299
   Selling and marketing....................       --       6,867         119              --         6,986
   General and administrative:
       Noncash stock-based
         compensation.......................       --         631          --              --           631
       Related parties......................       --         761          --              --           761
       Other general and administrative
         expenses...........................       --       6,883         199              --         7,082
   Depreciation and amortization............       --       4,772          --              --         4,772
   Intercompany expenses....................       --         981          --            (981)           --
                                             --------    --------        ----         -------      --------
       Total operating expenses.............       --      38,531         981            (981)       38,531
                                             --------    --------        ----         -------      --------
Operating loss..............................       --     (16,115)         --              --       (16,115)
   Interest income..........................       --       1,298          --              --         1,298
   Interest expense.........................       --      (1,014)         --              --        (1,014)
   Interest expense--related parties........       --        (194)         --              --          (194)
   Amortization of debt issuance costs......       --      (1,257)         --              --        (1,257)
   Other debt financing fees................       --      (1,754)         --              --        (1,754)
   Equity in losses of wholly-owned
     subsidiaries...........................  (19,036)         --          --          19,036            --
                                             --------    --------        ----         -------      --------
       Net loss............................. $(19,036)   $(19,036)       $ --         $19,036      $(19,036)
                                             ========    ========        ====         =======      ========

                      IWO HOLDINGS, INC. AND SUBSIDIARIES

                    For the Six Months Ended June 30, 2001
                                (In thousands)

                                                                        Independent
                                                            Independent  Wireless
                                                             Wireless   One Realty
                                                  IWO           One     Corporation
                                             Holdings, Inc. Corporation    (Non-
                                                (Parent)    (Guarantor) Guarantor)  Eliminations Consolidated
                                             -------------- ----------- ----------- ------------ ------------
Net revenues................................    $     --     $ 44,706     $3,560      $(3,560)     $ 44,706
                                                --------     --------     ------      -------      --------
Operating expenses:
   Costs of services and equipment..........          --       32,971      2,875           --        35,846
   Selling and marketing....................          --       10,795        444           --        11,239
   General and administrative:
       Noncash stock-based
         compensation.......................          --          308         --           --           308
       Related parties......................          --          525         --           --           525
       Other general and administrative
         expenses...........................          --        9,217        241           --         9,458
   Depreciation and amortization............          --        8,568         --           --         8,568
   Intercompany expenses....................          --        3,560         --       (3,560)           --
                                                --------     --------     ------      -------      --------
       Total operating expenses.............          --       65,944      3,560       (3,560)       65,944
                                                --------     --------     ------      -------      --------
Operating loss..............................          --      (21,238)        --           --       (21,238)
   Interest income..........................          --        4,168         --           --         4,168
   Interest expense.........................          --      (10,607)        --           --       (10,607)
   Interest expense--related parties........          --         (767)        --           --          (767)
   Amortization of debt issuance costs......          --       (1,896)        --           --        (1,896)
   Other debt financing fees................          --       (1,087)        --           --        (1,087)
   Equity in losses of wholly-owned
     subsidiaries...........................     (31,427)          --         --       31,427            --
                                                --------     --------     ------      -------      --------
       Net loss.............................    $(31,427)    $(31,427)    $   --      $31,427      $(31,427)
                                                ========     ========     ======      =======      ========

                      IWO HOLDINGS, INC. AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                    For the Six Months Ended June 30, 2000
                                (In thousands)

                                                                            Independent
                                                      IWO    Independent   Wireless One
                                                   Holdings, Wireless One  Leased Realty
                                                     Inc.    Corporation    Corporation
                                                   (Parent)  (Guarantor)  (Non-Guarantor) Eliminations Consolidated
                                                   --------- ------------ --------------- ------------ ------------
Net cash used in operating activities.............    (103)      (8,513)         --            --          (8,616)
                                                     -----    ---------         ---           ---       ---------
Cash flows from investing activities:
  Deferred acquisition costs......................      --         (331)         --            --            (331)
  Purchase of Sprint assets.......................      --     (116,405)         --            --        (116,405)
  Restricted cash.................................      --       (8,000)         --            --          (8,000)
  Purchase of property and equipment..............      --       (4,533)         --            --          (4,533)
  Construction in progress........................      --       (7,943)         --            --          (7,943)
                                                     -----    ---------         ---           ---       ---------
    Net cash used in investing activities.........      --     (137,212)         --            --        (137,212)
                                                     -----    ---------         ---           ---       ---------
Cash flows from financing activities:
   Stock option exercises.........................     272           --          --            --             272
   Proceeds received from issuance of debt........      --       50,000          --            --          50,000
   Purchase of treasury stock.....................    (169)          --          --            --            (169)
   Payment for registration costs.................      --         (510)         --            --            (510)
   Payment for debt issuance costs................      --       (2,012)         --            --          (2,012)
                                                     -----    ---------         ---           ---       ---------
    Net cash provided by financing activities.....     103       47,478          --            --          47,581
                                                     -----    ---------         ---           ---       ---------
Net decrease in cash and cash equivalents.........      --      (98,247)         --            --         (98,247)
Cash and cash equivalents, beginning of period....      --      104,752          --            --         104,752
                                                     -----    ---------         ---           ---       ---------
Cash and cash equivalents, end of period..........   $  --    $   6,505         $--           $--       $   6,505
                                                     =====    =========         ===           ===       =========
Non-cash:
  Deferred costs included in accounts payable and
   accounts payable--related parties..............   $  --    $     107         $--           $--       $     107
  Property and equipment included in accounts
   payable........................................   $  --    $     259         $--           $--       $     259
  Construction in progress included in accounts
   payable........................................   $  --    $     229         $--           $--       $     229

                      IWO HOLDINGS, INC. AND SUBSIDIARIES

                    For the Six Months Ended June 30, 2001
                                (In thousands)

                                                                                       Independent   Independent
                                                                                        Wireless    Wireless One
                                                                             IWO           One      Leased Realty
                                                                        Holdings, Inc. Corporation   Corporation
                                                                           (Parent)    (Guarantor) (Non-Guarantor) Eliminations
                                                                        -------------- ----------- --------------- ------------
Net cash (used in) provided by operating activities....................    (160,620)      138,753         --            --
                                                                          ---------     ---------        ---           ---
Cash flows from investing activities:
   Purchase of investment securities at amortized cost--held to
    maturity...........................................................          --      (105,328)        --            --
   Proceeds from maturities of investment securities...................          --        12,371         --            --
   Restricted cash and U.S. Treasury obligations, at amortized cost--
    held to maturity...................................................          --       (62,572)        --            --
   Purchase of property and equipment..................................          --       (22,434)        --            --
   Construction in progress............................................          --        (6,493)        --            --
                                                                          ---------     ---------        ---           ---
         Net cash used in investing activities.........................          --      (184,456)        --            --
                                                                          ---------     ---------        ---           ---
Cash flows from financing activities:
   Gross proceeds received from equity investors for payment of
    promissory notes...................................................         396            --         --            --
   Stock option exercises..............................................         397            --         --            --
   Proceeds received from issuance of debt.............................          --        30,000         --            --
   Proceeds received from issuance of senior notes.....................     160,000            --         --            --
   Purchase of treasury stock..........................................        (173)           --         --            --
   Payment for offering costs..........................................          --        (7,343)        --            --
                                                                          ---------     ---------        ---           ---
         Net cash provided by financing activities.....................     160,620        22,657         --            --
                                                                          ---------     ---------        ---           ---
Net decrease in cash and cash equivalents..............................          --       (23,046)        --            --
Cash and cash equivalents, beginning of period.........................          --        36,313         --            --
                                                                          ---------     ---------        ---           ---
Cash and cash equivalents, end of period...............................   $      --     $  13,267        $--           $--
                                                                          =========     =========        ===           ===
Non-cash:
   Property and equipment included in accounts payable.................   $      --     $   1,676        $--           $--
   Property and equipment included in accrued expenses.................   $      --     $   1,630        $--           $--
   Construction in progress included in accounts payable...............   $      --     $  13,430        $--           $--
   Construction in progress included in accrued expenses...............   $      --     $   1,606        $--           $--




                                                                        Consolidated
                                                                        ------------
Net cash (used in) provided by operating activities....................    (21,867)
                                                                         ---------
Cash flows from investing activities:
   Purchase of investment securities at amortized cost--held to
    maturity...........................................................   (105,328)
   Proceeds from maturities of investment securities...................     12,371
   Restricted cash and U.S. Treasury obligations, at amortized cost--
    held to maturity...................................................    (62,572)
   Purchase of property and equipment..................................    (22,434)
   Construction in progress............................................     (6,493)
                                                                         ---------
         Net cash used in investing activities.........................   (184,456)
                                                                         ---------
Cash flows from financing activities:
   Gross proceeds received from equity investors for payment of
    promissory notes...................................................        396
   Stock option exercises..............................................        397
   Proceeds received from issuance of debt.............................     30,000
   Proceeds received from issuance of senior notes.....................    160,000
   Purchase of treasury stock..........................................       (173)
   Payment for offering costs..........................................     (7,343)
                                                                         ---------
         Net cash provided by financing activities.....................    183,277
                                                                         ---------
Net decrease in cash and cash equivalents..............................    (23,046)
Cash and cash equivalents, beginning of period.........................     36,313
                                                                         ---------
Cash and cash equivalents, end of period...............................  $  13,267
                                                                         =========
Non-cash:
   Property and equipment included in accounts payable.................  $   1,676
   Property and equipment included in accrued expenses.................  $   1,630
   Construction in progress included in accounts payable...............  $  13,430
   Construction in progress included in accrued expenses...............  $   1,606

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

   This quarterly report on Form 10-Q contains statements about future events and expectations which are "forward-looking statements." Any statement in this report that is not a statement of historical fact may be deemed to be a forward-looking statement. These forward-looking statements include:

  . forecasts of growth in the number of consumers using wireless personal communications services and in estimated number of residents;

  . statements regarding our plans for, and costs of, the build-out of our portion of the Sprint PCS network;

  . statements regarding our future revenues, expense levels, liquidity and capital resources, operating losses and projections of when we will launch commercial wireless personal communications services, products and distribution channels in particular markets;

  . statements regarding expectations or projections about markets in our territory; and

  . other statements, including statements containing words such as "may," "might," "could," "would," "anticipate," "believe," "plan," "estimate," "project," "expect," "seek," "intend" and other similar words that signify forward-looking statements.

   These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Specific factors that might cause such a difference include, but are not limited to:

  .  our dependence on our affiliation with Sprint PCS;

  . the need to successfully complete the build-out of our portion of the Sprint PCS network on our anticipated schedule;

  .  our dependence on Sprint PCS' back office services;

  .  our limited operating history and anticipation of future losses;

  .  our potential need for additional capital;

  .  the continued ability to borrow under our senior credit facility;

  . our dependence on contractor and consultant services, network implementation and information technology support;

  .  our competition;

  . our potential inability to expand our services and related products in the event of substantial increases in demand in excess of supply for network and handset equipment and related services and products; and

  .  changes or advance in technology.

   Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. We do not undertake any obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described below.

Overview

   In February 1999, we entered into a management agreement with Sprint PCS whereby we became the Sprint PCS affiliate with the exclusive right to provide 100% digital, 100% PCS services under the Sprint and Sprint

PCS brand names in our territory in the northeastern United States comprising approximately 6.1 million residents. This territory extends from suburban New York City (Orange and Sullivan Counties) north to the Canadian border and reaches from the eastern suburbs of Rochester to Syracuse, Ithaca, Binghamton and Elmira in central New York State (and extending into a small portion of north central Pennsylvania), east to include all of Vermont and New Hampshire (except Nashua, New Hampshire) and a portion of western Massachusetts. In March 2000, we completed the acquisition from Sprint PCS of certain assets, primarily network assets, and obtained the right to manage approximately 45,000 subscribers in the aforementioned territory at a purchase price of approximately $116.4 million. Sprint PCS had developed an operating network in seven markets within our territory which will serve as the foundation of our network. In 2000, we expanded coverage of the markets acquired from Sprint PCS. As of June 30, 2001, we provided Sprint PCS services to 102,598 subscribers.

   Sprint PCS has invested approximately $90.0 million to purchase the PCS licenses in our territory and incurred additional costs for microwave clearing. Under our long-term agreements with Sprint PCS, we manage the network on Sprint PCS' licensed spectrum and use the Sprint and Sprint PCS brand names royalty-free during the term of our affiliation with Sprint PCS. We also have access to Sprint PCS' national marketing support and distribution programs and are entitled to buy network and subscriber equipment and handsets at the same discounted rates offered by vendors to Sprint PCS based on its large volume purchases. In exchange for these and other benefits, we are entitled to receive 92%, and Sprint PCS is entitled to retain 8%, of collected service revenues from customers in our Sprint PCS territory. We are entitled to 100% of revenues collected from the sale of handsets and accessories and on roaming revenues received when Sprint PCS customers from a different territory make a wireless call on our network.

   As of June 30, 2001, our network covered 3.3 million of the 6.1 million residents in our territory.

Results of Operations

  The Three Months Ended June 30, 2001 Compared to the Three Months Ended June 30, 2000:

  Customer Additions

   As of June 30, 2001, we provided personal communication services to 102,598 customers, a net increase of 11,006 during the three months then ended, compared to a net increase of 6,706 new customers during the three months ended June 30, 2000. The increased customers are attributable to the expansion of the network within our existing markets as well as the expansion into new markets within our territory.

  Average Revenue Per User (ARPU)

   An important operating metric in the wireless industry is Average Revenue Per User (ARPU). ARPU summarizes the average monthly service revenue per customer. ARPU is computed by dividing service revenues by the average subscribers for the period. For the three months ended June 30, 2001, ARPU (including roaming) was $80 compared to $73 for the three months ended June 30, 2000, an increase of $7. The increase in ARPU primarily resulted from higher inbound roaming revenues as we expanded our network.

  Revenues

   Net revenues were $24.6 million for the three months ended June 30, 2001 compared to $12.4 million for the three months ended June 30, 2000, an increase of $12.2 million. This is primarily attributable to the increase in our customer base and the inbound roaming revenues associated with the expansion of our network.

  Costs of Services and Equipment

   The costs of services and equipment were $19.8 million for the three months ended June 30, 2001 compared to $8.8 million for the three months ended June 30, 2000, an increase of $11.0 million. The costs incurred related to our agreement with Sprint PCS were $15.2 million, or 77% of total costs of service and equipment, for the three months ended June 30, 2001 and $6.8 million, or 77% of total costs of service and equipment, for the three months ended June 30, 2000. The comparative change was comprised of the following elements:

   Operations expense was $8.3 million for the three months ended June 30, 2001 compared to $4.2 million for the three months ended June 30, 2000, an increase of $4.1 million. This increase was a result of our network expansion, which led to increases in site lease costs and costs related to utilities and maintenance, engineering personnel and transport facilities, and the increase in our customer base, which lead to more interconnect charges, long distance charges and off network roaming expenses which are incurred when an IWO customer roams on another carrier's network.

   Roaming expense on Sprint PCS networks was $7.1 million for the three months ended June 30, 2001 compared to $2.6 million for the three months ended June 30, 2000, an increase of $4.5 million. The increased roaming minutes resulting from the increase in our customer base.

   Cost of equipment was $2.1 million for the three months ended June 30, 2001 compared to $0.6 million for the three months ended June 30, 2000, an increase of $1.5 million. This increase is largely attributable to the increase in the number of customer additions over the same period in the prior year, as cost of equipment includes the cost of handsets and accessories sold primarily to new customers. The cost of handsets exceeds the retail price received from customers because we subsidize the price of handsets to remain competitive in the marketplace.

   Customer services and billing related expenses were $2.3 million for the three months ended June 30, 2001 and $1.4 million for the three months ended June 30, 2000, an increase of $0.9 million. This increase is attributable to the increase in the number of customers over the same period. These expenses include the cost of rendering customer bills and of customer care.

  Selling and Marketing

   We incurred selling and marketing expenses of $6.2 million during the three months ended June 30, 2001 compared to $3.7 million during the three months ended June 30, 2000, an increase of $2.5 million. The increase was a result of an increase in new subscribers. These amounts include retail store costs such as salaries and rent in addition to promotion, advertising and commission costs, and handset subsidies on units sold by third parties for which we do not take title. The costs incurred related to our agreement with Sprint PCS were $2.5 million, or 40% of total selling and marketing expenses, for the three months ended June 30, 2001 and $2.3 million, or 62% of total selling and marketing expenses, for the three months ended June 30, 2000.

  General and Administrative

   For the three months ended June 30, 2001, we incurred expenses of $5.4 million compared to $4.2 million for the three months ended June 30, 2000, an increase of $1.2 million. The increase is primarily comprised of compensation and benefits relating to growth in the number of employees. Noncash stock option compensation expense was $0.1 million for the three months ended June 30, 2001 compared to $0.3 million for the three months ended June 30, 2000, a decrease of $0.2 million. The costs incurred related to our agreement with Sprint PCS were $1.3 million, or 25% of total general and administrative expenses, for the three months ended June 30, 2001 and $0.7 million, or 18% of total general and administrative expenses, for the three months ended June 30, 2000.
  Depreciation and Amortization

   For the three months ended June 30, 2001, depreciation and amortization expense increased to $4.4 million compared to $3.6 million for the three months ended June 30, 2000, an increase of $0.8 million. The increase in depreciation and amortization expense relates primarily to the expansion of our network. Depreciation and amortization will continue to increase substantially as additional portions of our network are placed into service. We incurred capital expenditures of $33.1 million in the three months ended June 30, 2001, which included approximately $1.3 million of capitalized interest. We incurred capital expenditures of $6.4 million and capitalized interest of $0.1 million in the three months ended June 30, 2000.

  Interest Income

   For the three months ended June 30, 2001, interest income was $2.3 million compared to $0.3 million for the three months ended June 30, 2000, an increase of $2.0 million. We had higher average invested balances for the three months ended June 30, 2001 compared to the three months ended June 30, 2000, as a result of the proceeds from our December 2000 equity offering and February 2001 debt offering. As capital expenditures are required to complete the build-out of our PCS network, and as working capital and operating losses are funded, decreasing average invested balances are expected to result in lower interest income for the remainder of fiscal 2001.

  Interest Expense

   For the three months ended June 30, 2001, interest expense was $6.8 million compared to $1.2 million for the three months ended June 30, 2000, an increase of $5.6 million. The increase is primarily attributable to increased borrowings under the senior credit facility and issuance of the senior notes. We had borrowings of $262.2 million as of June 30, 2001, compared to $80.0 million as of December 31, 2000 and $50.0 million as of June 30, 2000.

  Amortization of Debt Issuance and Offering Costs

   For the three months ended June 30, 2001, amortization of debt issuance and offering costs was $0.7 million compared to $0.6 million for the three months ended June 30, 2000, an increase of $0.1 million. The increase was primarily attributable to amortization of the costs incurred to issue our $160.0 million senior notes in February 2001.

  Other Debt Financing Fees

   For the three months ended June 30, 2001, other debt financing fees were $0.4 million compared to $0.8 million for the three months ended June 30, 2000, a decrease of $0.4 million. The decrease was primarily attributable to the elimination of the commitment fee payable on the bridge loan that was replaced with our recent high yield offering.

  The Six Months Ended June 30, 2001 Compared to the Six Months Ended June 30, 2000:

  Customer Additions

   As of June 30, 2001, we provided personal communication services to 102,598 customers, a net increase of 20,971 during the six months then ended, compared to a net increase of 13,119 new customers during the six months ended June 30, 2000. The increased customers are attributable to the expansion of the network within our existing markets as well as the expansion into new markets within our territory.

  Average Revenue Per User (ARPU)

   For the six months ended June 30, 2001, ARPU (including roaming) was $77 compared to $70 for the six months ended June 30, 2000, an increase of $7. The increase in ARPU primarily resulted from higher inbound roaming revenues as we expanded our network.

  Revenues

   Net revenues were $44.7 million for the six months ended June 30, 2001 compared to $22.4 million for the six months ended June 30, 2000, an increase of $22.3 million. The increased revenue reflects the increase in customer base and the growth in inbound roaming revenues as a result of the network expansion.

  Costs of Services and Equipment

   The costs of services and equipment were $35.8 million for the six months ended June 30, 2001 compared to $18.3 million for the six months ended June 30, 2000, an increase of $17.5 million. Operations expense was $14.8 million for the six months ended June 30, 2001 and $10.0 million for the six months ended June 30, 2000. Roaming expense on Sprint PCS networks was $13.1 million for the six months ended June 30, 2001 and $4.7 million for the six months ended June 30, 2000. Cost of equipment was $3.7 million for the six months ended June 30, 2001 and $1.1 million for the six months ended June 30, 2000. Customer services and billing related expenses were $4.2 million for the six months ended June 30, 2001 and $2.5 million for the six months ended June 30, 2000. These increases correspond with the network expansion and increase in subscribers since June 30, 2000. The costs incurred related to our agreement with Sprint PCS were $27.3 million, or 76% of total costs of service and equipment, for the six months ended June 30, 2001 and $15.6 million, or 85% of total costs of service and equipment, for the six months ended June 30, 2000.

  Selling and Marketing

   We incurred selling and marketing expenses of $11.2 million during the six months ended June 30, 2001 compared to $7.0 million during the six months ended June 30, 2000, an increase of $4.2 million. The costs incurred related to our agreement with Sprint PCS were $4.8 million, or 43% of total selling and marketing expenses, and $4.6 million, or 66% of total selling and marketing expenses, for the six months ended June 30, 2001 and 2000, respectively.

  General and Administrative

   For the six months ended June 30, 2001, we incurred expenses of $10.3 million compared to $8.5 million for the six months ended June 30, 2000, an increase of $1.8 million. The increase is primarily comprised of compensation and benefits relating to growth in the number of employees. Noncash stock option compensation expense was $0.3 million for the six months ended June 30, 2001 compared to $0.6 million for the six months ended June 30, 2000, a decrease of $0.3 million. The costs incurred related to our agreement with Sprint PCS were $2.3 million, or 22% of total general and administrative expenses, for the six months ended June 30, 2001 and $1.3 million, or 15% of total general and administrative expenses, for the six months ended June 30, 2000.

  Depreciation and Amortization

   For the six months ended June 30, 2001, depreciation and amortization expense increased to $8.6 million compared to $4.8 million for the six months ended June 30, 2000, an increase of $3.8 million. The increase in depreciation and amortization expense relates to the expansion of the operating network. Depreciation and amortization will continue to increase substantially as additional portions of our network are placed into service. We incurred capital expenditures of $47.3 million in the six months ended June 30, 2001, which included approximately $2.4 million of capitalized interest, as we continued the build-out of our network. We incurred capital expenditures of $13.0 million and capitalized interest of $0.1 million in the six months ended June 30, 2000.

  Interest Income

   For the six months ended June 30, 2001, interest income was $4.2 million compared to $1.3 million for the six months ended June 30, 2000, an increase of $2.9 million. We had higher average invested balances for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000, as a result of the proceeds from our December 2000 equity offering and February 2001 debt offering. As capital expenditures are required to complete the build-out of our PCS network, and as working capital and operating losses are funded, decreasing average invested balances are expected to result in lower interest income for the remainder of fiscal 2001.

  Interest Expense

   For the six months ended June 30, 2001, interest expense was $11.4 million compared to $1.2 million for the six months ended June 30, 2000, an increase of $10.2 million. The increase is primarily attributable to increased borrowings under the senior credit facility and issuance of the senior notes.

  Amortization of Debt Issuance and Offering Costs

   For the six months ended June 30, 2001, amortization of debt issuance and offering costs was $1.9 million compared to $1.3 million for the six months ended June 30, 2000, an increase of $0.6 million. The increase was primarily attributable to amortization of the costs incurred to issue our $160.0 million senior notes in February 2001.

  Other Debt Financing Fees

   For the six months ended June 30, 2001, other debt financing fees were $1.1 million compared to $1.8 million for the six months ended June 30, 2000, a decrease of $0.7 million. The decrease was primarily attributable to the elimination of the commitment fee payable on the bridge loan that was replaced with the issuance of our $160.0 million senior notes in February 2001.

Liquidity and Capital Resources

   During our developmental stage, our activities consisted principally of raising capital, consummating and supporting our agreements with Sprint PCS, developing the initial design of our network and adding to our management team. We commenced operations on January 5, 2000. Since then, our activities have consisted primarily of building our customer base and expanding our network coverage. We have relied on the proceeds from equity and debt financing, rather than revenues, as our primary sources of capital. Specifically, these activities to date have been funded through equity investments of $187.8 million as well as borrowings of $110.0 million under our senior credit facility and net proceeds from the issuance of $160.0 million of senior notes and warrants.

   Our $240.0 million senior secured credit facilities include:

  .  a $70.0 million eight-year revolving credit facility;

  .  a $120.0 million delayed draw, eight-year term loan facility; and

  .  a $50.0 million eight and one-half year term loan facility.

   We borrowed the full amount available under the $50.0 million term loan facility in March 2000 at the closing of our purchase from Sprint PCS of the network assets in our territory and, as of June 30, 2001, had borrowed $60.0 million under the $120.0 million term loan facility. Quarterly principal payments commence on both term loans in March 2004. The $120.0 million delayed draw term loan requires 17 quarterly payments ranging from $2,000,000 on March 31, 2004 to $12,000,000 on March 31, 2008. The $50.0 million term loan requires 19 quarterly payments ranging from $250,000 on March 31, 2004 to $31,000,000 on September 30, 2008.

   In February 2001, we issued 160,000 units, each consisting of $1,000 principal amount of 14% Senior Notes due January 15, 2011 and one warrant to purchase 12.50025 shares of class C common stock at an exercise price of $7.00 per share. The gross proceeds from the offering were $160.0 million. Concurrently with the closing of the offering, a portion of the proceeds of the offering was used to purchase a portfolio of U.S. government securities (the "Interest Reserve") that will generate sufficient proceeds to make the first six scheduled interest payments on the senior notes.

   As of June 30, 2001, we had $13.3 million in cash and cash equivalents, compared to $36.3 million in cash and cash equivalents as of December 31, 2000. Working capital was $43.2 million as of June 30, 2001 as compared to working capital of $16.5 million as of December 31, 2000. As of June 30, 2001, we held $93.0 million in investment securities, of which $34.5 million was included in working capital, and $62.6 million in the Interest Reserve account for the senior notes, of which $31.7 million was included in working capital.

   We used $21.9 million of cash in operating activities during the six months ended June 30, 2001. This was the result of the our $31.4 million net loss and a net $1.5 million in cash used from changes in working capital, partially offset by depreciation and amortization and other non-cash items totaling $11.0 million.

   The $184.5 million of cash used in investing activities during the six months ended June 30, 2001 includes cash outlays of $28.9 million for capital expenditures, purchases of $105.3 million of investment securities, and the establishment of the $62.6 million Interest Reserve related to the senior notes, reduced by $12.4 million in proceeds from matured investments.

   The $183.3 million in cash provided by financing activities during the six months ended June 30, 2001 consisted primarily of proceeds of $160.0 million on the 14% senior notes less offering costs of approximately $7.3 million, $30.0 million drawn under the senior credit facility, $0.4 million from the exercise of stock options, and $0.4 million from the repayment of promissory notes, reduced by $0.2 million in treasury stock purchases.

   As of June 30, 2001, $130.0 million remained available under the senior credit facility. Such borrowings are subject to meeting specified conditions under the senior credit facility agreement. We expect that cash and cash equivalents and our investments in securities, together with future advances under the senior credit facility, will fund our capital expenditures and our working capital requirements through 2003, at which time we anticipate we will be cash flow positive. The senior credit facility and senior notes are subject to certain restrictive covenants including maintaining certain financial ratios, attaining defined subscriber growth and network coverage goals, and limiting annual capital expenditures. Further, the senior credit facility and senior note indenture restrict the payment of dividends on our common stock.

   As of June 30, 2001, management believes that we are in compliance with all financial and operational covenants associated with our senior credit facility, senior notes and agreements with Sprint PCS.

Recent Accounting Pronouncements

   In June 2001, Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" was approved by the Financial Accounting Standards Board (FASB). SFAS No. 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001. We do not expect the adoption of this standard to have a material effect on our financial statements.

   In June 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was approved by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. We plan to adopt SFAS No. 142 on its effective date of January 1, 2002. We expect annual amortization expense to decrease by approximately $2.5 million due to the effect of this statement.

Seasonality

   Our business is subject to seasonality because the wireless industry is heavily dependent on fourth calendar quarter results. Among other things, the industry relies on significantly higher customer additions and handset sales in the fourth calendar quarter as compared to the other three calendar quarters. A number of factors contribute to this trend, including: the increasing use of retail distribution, which is heavily dependent upon the year-end holiday shopping season; the timing of new product and service announcements and introductions; competitive pricing pressures; and aggressive marketing and promotions. The increased level of activity requires a greater use of our available financial resources during this period.

Factors That May Affect Our Business, Future Operating Results and Financial Condition

Risks Particular to Our Relationship with Sprint PCS

  If Sprint PCS does not renew our management agreement, our ability to conduct our business would be severely restricted.

   Our management agreement with Sprint PCS is not perpetual. Sprint PCS can choose not to renew the agreement at the expiration of the 20-year initial term or any ten-year renewal term. Our agreement with Sprint PCS terminates in all events in 50 years. If Sprint PCS decides not to renew the management agreement or terminates it in accordance with its terms, we would no longer be a part of the Sprint PCS network and it would severely restrict our ability to conduct our business.

  If we materially breach our management agreement, Sprint PCS may terminate the agreement and purchase our operating assets at a discount to market value without further stockholder approval, and we would no longer be able to offer Sprint PCS services.

   Since we do not own any licenses to operate a wireless network, our ability to offer Sprint PCS products and services and our network's operation are dependent on our agreements with Sprint PCS not being terminated.

   We must comply with our obligations under the management agreement. For example, we must meet stringent build-out criteria requiring us to provide network coverage to a minimum network coverage area within specified time frames. We must also meet strict technical program requirements such as:

  .  the percentage of time our network is up;

  .  the percentage of dropped calls;

  .  the ratio of blocked call attempts to total call attempts;

  .  the ratio of call origination to termination failures; and

  . transport requirements for links between our cell sites and switches and between our switches and the public telephone system.

   Any material breach of our obligations under the management agreement could lead to a termination. If the management agreement is terminated, we will no longer be able to offer Sprint PCS products and services, and we may be required to sell our operating assets to Sprint PCS. This sale may take place without further stockholder approval and for a price equal to 72% of our entire business value. Our entire business value includes the value of our right to use the spectrum licenses in our markets, our business operations and other assets. The provisions of our management agreement that allow Sprint PCS to purchase our operating assets at a discount could adversely affect the value of our common stock, may limit our ability to sell our business and may reduce the price a buyer would be willing to pay for our business.

  We may encounter difficulties in completing the build-out of our network required under our management agreement, which could increase costs and delay completion of our build-out.

   We may experience difficulty in obtaining access to radio communications sites, commonly referred to as cell sites, due to difficulty in obtaining local regulatory approvals or other reasons. This may delay the build-out of our portion of the Sprint PCS network. As part of our build-out, we must successfully lease or otherwise retain rights to a sufficient number of cell sites and switching facilities, build out the physical infrastructure and complete the purchase and installation of equipment. We expect a majority of our cell sites to be located on facilities shared with one or more wireless providers. The termination of these cell site agreements would significantly increase the costs of our build-out. Some of the cell sites are likely to require us to obtain zoning variances or other local governmental or third party approvals. The local governmental authorities in various locations in our markets have, at times, placed moratoriums on the construction of additional cell sites. Moreover, we may have to make changes to our network design as a result of difficulties in the site acquisition process. We must also meet the technical standards described in our management agreement in connection with the build-out of our network. Additionally, the Federal Communications Commission requires that our network must not interfere with the operations of microwave radio systems, and we and Sprint PCS may be required to relocate incumbent microwave operations to enable us to complete our build-out. Any difficulty in constructing our portion of the Sprint PCS network may increase our costs, affect our ability to provide services in our markets on a schedule consistent with our current business plan, limit our network capacity or reduce the number of new Sprint PCS subscribers. Any significant delays resulting from this difficulty may constitute a breach of our management agreement with Sprint PCS that could lead to a termination.

  We would suffer from any failure of Sprint PCS to perform its obligations under our management agreement. In addition, if we terminate the agreement because of this failure or because of any other event of termination caused by Sprint PCS, we have only limited rights upon a termination.

   We are dependent on Sprint PCS' ability to perform its obligations under our agreements. The failure of Sprint PCS to perform its obligations under our management agreement would substantially reduce our revenues, create difficulty in obtaining important financial or subscriber information or severely restrict our ability to conduct our business. In addition, if we terminate the agreement because of this failure or because of any other event of termination caused by Sprint PCS, we will no longer be able to offer Sprint PCS products and services, and our only remedy would be to require Sprint PCS to purchase our operating assets for a price equal to 80% of our entire business value or to require Sprint PCS to assign to us up to 10 megahertz of its licensed spectrum for a price equal to 10% of our entire business value or Sprint PCS' original cost plus microwave relocation costs, whichever is greater.

  We may not receive as much Sprint PCS net travel revenue as we anticipate because more of our subscribers may travel on other networks, fewer of Sprint PCS' and its affiliates' subscribers may travel on our network or Sprint PCS may change the rate we receive.

   We are paid a fee from Sprint PCS for every minute that a Sprint PCS subscriber based outside of our markets uses the Sprint PCS network in our markets. Similarly, we pay a fee to Sprint PCS for every minute that a Sprint PCS subscriber based in our markets uses the Sprint PCS network outside our markets. Sprint PCS customers from our markets may spend more time in other Sprint PCS coverage areas than we anticipate and Sprint PCS customers from outside our markets may spend less time in our markets or may use our services less than we anticipate. As a result, we may receive less Sprint PCS inbound travel revenue than we anticipate or we may have to pay more Sprint PCS outbound travel fees than the inbound travel revenue we collect. For the year ended December 31, 2000, our inbound travel revenues represented 31% of our total revenues, and for the six months ended June 30, 2001, our inbound travel revenues represented 29% of our total revenues. We expect this percentage to decrease significantly as we complete our network build and acquire more subscribers. To the extent our outbound travel expenses exceed our inbound travel revenues, Sprint PCS has agreed not to charge us for any excess until January 1, 2003, after which we will incur losses to the extent of the excess. In addition, under our agreements with Sprint PCS, Sprint PCS can change the current fee we receive or pay for each Sprint PCS travel minute.

  The inability to use Sprint PCS' support services could disrupt our business and increase our operating costs.

   We rely on Sprint PCS' internal support systems, including customer care, customer activation, billing and other administrative support. Our operations could be disrupted if Sprint PCS is unable to maintain and expand these back office services or to efficiently outsource those services and systems through third-party vendors. It is likely that problems with Sprint PCS' internal support systems could cause:

  .  delays or problems in our own operations or service;

  . delays or difficulty in gaining access to customer and financial information;

  .  a loss of Sprint PCS customers; and

  .  an increase in the costs of those services.

   Our services agreement with Sprint PCS provides that, upon nine months' prior written notice, Sprint PCS may terminate any service that we purchase from Sprint PCS. We do not have a contingency plan if Sprint PCS terminates any service it provides. If Sprint PCS terminates a service for which we have not developed a cost-effective alternative or increases the amount it charges us for these services, our operating costs may increase beyond our expectations and our operations may be interrupted or restricted.

  We rely on the use of the Sprint PCS brand name and logo to market our services, and a loss of use of this brand and logo or a decrease in the market value of this brand and logo would hinder our ability to market our products.

   The Sprint PCS brand and logo is highly recognizable. If we lose our rights to use the Sprint PCS brand and logo under our trademark and service mark license agreements, or if Sprint PCS makes business decisions which adversely affect the Sprint PCS brand and logo, we would lose the advantages associated with marketing efforts conducted by Sprint PCS. Potential customers may not recognize our brand readily and we may have to spend significantly more money on advertising to create brand recognition.

  Sprint PCS' roaming arrangements may not be competitive with other wireless service providers, which may restrict our ability to attract and retain customers.

   We rely on Sprint PCS' roaming arrangements with other wireless service providers for coverage in some areas. Some risks related to these arrangements are as follows:

  . the quality of the service provided by another provider during a roaming call may not approximate the quality of the service provided by the Sprint PCS network;

  . the price of a roaming call may not be competitive with prices of other wireless companies for roaming calls;

  . customers may have to use a more expensive dual-frequency handset that is both digital and analog capable and has diminished standby and talk-time capacities;

  . customers must end a call in progress and initiate a new call when leaving the Sprint PCS network and entering another wireless network; and

  . Sprint PCS customers may not be able to use Sprint PCS' advanced features, such as voicemail notification, while roaming.

   If Sprint PCS customers are not able to roam instantaneously or efficiently onto other wireless networks, we may lose current Sprint PCS subscribers and our Sprint PCS services will be less attractive to new customers.

  Sprint PCS may make business decisions that would not be in our best interest.

   Under our management agreement, Sprint PCS has a substantial amount of control over the conduct of our business. Conflicts between us and Sprint PCS may arise, and because Sprint PCS owes us no duties except as set forth in the management agreement, these conflicts may not be resolved in our favor. Accordingly, Sprint PCS may make decisions that adversely affect our business, such as the following:

  . Sprint PCS prices its national plans based on its own objectives and could set price levels that may not be economically sufficient for our business;

  . Sprint PCS could change the amount it charges us to perform support services;

  . we must obtain Sprint PCS' consent to sell non-Sprint PCS approved equipment, which consent could be withheld;

  . Sprint PCS may alter its network and technical requirements, which could result in increased equipment and build-out costs; and

  . Sprint PCS may request that we build out additional areas within our markets, which if we undertake, could result in less return on investment, and which if we decline to undertake, could result in Sprint PCS terminating the management agreement and forcing us to sell our operating assets to Sprint PCS at a discount to market value without further stockholder approval.

  Provisions of our management agreement with Sprint PCS may diminish our value and restrict the sale of our business.

   Sprint PCS must approve any change of control of our ownership and consent to any assignment of our management agreement with Sprint PCS. Sprint PCS has a right of first refusal if we decide to sell our operating assets to a third party. We are also subject to a number of restrictions on the transfer of our business including a prohibition on the sale of us or our operating assets to competitors of Sprint or Sprint PCS. These restrictions and other restrictions in our management agreement with Sprint PCS could adversely affect the value of our common stock, may limit our ability to sell the business, may reduce the price a buyer would be willing to pay for our business and may reduce our entire business value.

  If Sprint PCS does not maintain control over its licensed spectrum, our management agreement with Sprint PCS may be terminated.

   Sprint PCS, not us, owns the licenses necessary to provide wireless services in our markets. The Federal Communications Commission requires that licensees like Sprint PCS maintain control of their licensed systems and not delegate control to third-party operators or managers like us. If the Federal Communications Commission were to determine that our management agreement with Sprint PCS needs to be modified to increase the level of licensee control, we have agreed with Sprint PCS to use our best efforts to modify the agreement to comply with applicable law. If we cannot agree with Sprint PCS to modify the agreement, it may be terminated. If the agreement is terminated, we would no longer be a part of the Sprint PCS network and we would be unable to conduct our business.

  The Federal Communications Commission may not renew the Sprint PCS licenses, which would prevent us from providing wireless services.

   We do not own any licenses to operate wireless networks. We are dependent on Sprint PCS' licenses, which are subject to renewal and revocation. Sprint PCS' licenses in our markets will expire in June 2005, but may be renewed for additional ten-year terms. The Federal Communications Commission has adopted specific standards that apply to wireless personal communications services license renewals which, in the event of a comparative proceeding with competing applications, includes the award of a renewal expectancy to Sprint PCS upon its showing of "substantial service" during the past license term. Any failure by Sprint PCS or us to comply with these standards could cause nonrenewal of the Sprint PCS licenses for our markets. Additionally, if Sprint PCS does not demonstrate to the Federal Communications Commission that Sprint PCS has met the five-year and ten-year construction requirements for each of its wireless personal communications services licenses, it can lose the affected licenses and be ineligible to regain them.

  If Sprint PCS does not complete the construction of its nationwide personal communications services network, we may not be able to attract and retain customers.

   Sprint PCS currently intends to cover a significant portion of the population of the United States, Puerto Rico and the U.S. Virgin Islands by creating a nationwide personal communications services network through its own construction efforts and those of its affiliates. Sprint PCS is still constructing its nationwide network and does not offer personal communications services, either on its own network or through its roaming agreements, in every city in the United States. Sprint PCS has entered into, and anticipates entering into, management agreements similar to ours with companies in other markets under its nationwide personal communications services build-out strategy. Our results of operations are dependent on Sprint PCS' network and, to a lesser extent, on the networks of its other affiliates. Sprint PCS' and its affiliates' networks may not provide nationwide coverage to the same extent as its competitors which could adversely affect our ability to attract and retain customers.

Other Risks Particular to Us

  If we do not successfully manage our anticipated rapid growth, we may not be able to complete our entire network by our target date, if at all.

   Our performance as a personal communications services provider will depend on our ability to manage successfully the network build-out process, implement operational and administrative systems, expand our base of employees, and train and manage our employees, including engineering, marketing and sales personnel. We will require expenditures of significant funds for the development, construction, testing and deployment of our personal communications services network before expanding commercial operations. These activities are expected to place significant demands on our managerial, operational and financial resources.

   The management of our anticipated growth will require, among other things:

  .  continued development of our operational and administrative systems;

  .  control of costs of network build-out;

  . integration of our network infrastructure with the rest of the Sprint PCS network;

  .  increased marketing activities;

  . the ability to attract and retain qualified management, technical and sales personnel; and

  .  the training of new personnel.

   Failure to successfully manage our expected rapid growth and development could impair our ability to achieve profitability and expand the coverage in our markets.

  We will have substantial debt which may have a number of important consequences for our operations.

   We currently have a $240.0 million senior credit facility and as of June 30, 2001 borrowed $110.0 million under this facility. In December 2000 we amended our $240.0 million senior credit facility to provide that, subject to specified conditions, we may request an increase of $25.0 million in available borrowings on or prior to March 31, 2002. No lender is obligated to subscribe to this new commitment. We also have $160.0 million in outstanding 14% senior notes due 2011. As a result, we have a substantial amount of long-term debt.

   The substantial amount of our debt has a number of important consequences for our operations, including the following:

  . we will have to dedicate a substantial portion of any cash flow from operations to the payment of interest on, and principal of, our debt, which will reduce funds available for other purposes;

  . we may not be able to obtain additional financing for currently unanticipated capital expenditures, working capital requirements and other corporate purposes;

  . our senior credit facility places restrictions on our ability to incur additional debt or issue additional equity without our lenders' consent;

  . borrowings under our senior credit facility will be at variable rates of interest, which would result in higher interest expense in the event of increases in market interest rates; and

  . we may be unable to refinance our senior credit facility on terms reasonably satisfactory to us.

  We may not achieve or sustain operating profitability or positive cash flow from operating activities.

   We expect to incur significant operating losses and to generate significant negative cash flow until at least 2003 while we develop and construct our personal communications services network and build our customer base. Our operating profitability will depend upon many factors, including, among others, our ability to market our services successfully, achieve our projected market penetration and manage customer turnover rates effectively. Our expectation of becoming cash flow positive during 2003 is based upon our current business model. Our business model is based, in large part, upon our expectations as to future events, including future costs and revenues. We are a new company with a limited operating history upon which to base our model. We may not become cash flow positive during 2003 for numerous reasons, including the risks identified in this report. If we do not achieve and maintain operating profitability and positive cash flow on a timely basis, we may not be able to meet our debt service requirements.

  We may need more capital than we currently project to build out our portion of the Sprint PCS network and fund our business plan.

   The build-out of our portion of the Sprint PCS network will require substantial capital. Additional funds could be required for a variety of reasons, including unanticipated capital expenditures, expenses or operating losses. In addition, we may need additional funding if we bring in new customers more quickly than expected because the up-front costs associated with new customers will likely exceed the initial revenue generated by these customers. Additional funds may not be available. Even if those funds are available, we may not be able to obtain them on a timely basis, on terms acceptable to us or within limitations permitted by the covenants under our senior credit facility. Failure to obtain additional funds, should the need for them develop, could result in the delay or abandonment of our development and expansion plans. If we do not have sufficient funds to complete our build-out, we may be in breach of our management agreement with Sprint PCS or in default under our senior credit facility.

  Our lenders could control our assets if we default on our debt.

   Due to the liens on substantially all of our assets that secure our senior credit facility, our lenders may control our assets upon a default. Our failure to make payments on our debt would constitute a default. Our ability to make these payments depends upon our future operating performance which is subject to general economic and competitive conditions and to financial, business and other factors, many of which we cannot control. If our cash flow is insufficient, we may be forced to take actions such as delaying or reducing capital expenditures, attempting to restructure or refinance our debt, selling assets or operations or seeking additional equity capital. None of these actions may be sufficient to allow us to service our debt obligations. Further, we may be unable to take any of these actions on satisfactory terms, in a timely manner or at all. Our senior credit facility limits our ability to take several of these actions. Under our current business plan, we expect to incur substantial debt before achieving positive cash flow. Our failure to generate sufficient funds to pay our debts or to successfully undertake any of these actions could, among other things, result in our lenders controlling our assets.

  If we do not meet all of the conditions required under our senior credit facility, we may not be able to borrow all of the funds we anticipate receiving and may not be able to complete the build-out of our portion of the Sprint PCS network.

   Our anticipated future borrowings under our senior credit facility will be subject at each funding date to several conditions, including:

  . acquiring minimum numbers of Sprint PCS subscribers and achieving minimum network coverage on schedule; and

  .  adhering to financial and performance related covenants.

   If we do not meet these conditions, among others, at each funding date, our lenders may choose not to lend any or all of the remaining amounts. If other sources of funds are not available, we may be unable to complete the build-out of our portion of the Sprint PCS network. If we do not have sufficient funds to complete our network build-out, we may be in breach of our management agreement with Sprint PCS and be in default under our senior credit facility.

  If we default under our senior credit facility, our lenders may declare our debt immediately due and payable and Sprint PCS may force us to sell our assets without stockholder approval.

   Our senior credit facility requires that we comply with specified financial ratios and other performance covenants. If we fail to comply with these covenants or we default on our obligations under our senior credit facility, our lenders may accelerate the maturity of our debt. If our lenders accelerate our debt, Sprint PCS has the option to purchase our operating assets at a discount to market value and assume our obligations under the senior credit facility, without further stockholder approval. If Sprint PCS does not exercise this option, our lenders may sell our assets to third parties without approval of our stockholders. If Sprint PCS provides notice to our lenders that we are in breach of our management agreement with Sprint PCS and, as a result, our obligations under the senior credit facility are accelerated and Sprint PCS does not elect to operate our business, our lenders may designate a third party to operate our business without the approval of our stockholders.

  Our indebtedness will place restrictions on us which may limit our operating flexibility and our ability to engage in some transactions.

   The indenture governing the notes and our senior credit facility both impose material operating and financial restrictions on us. These restrictions, subject to exceptions in the ordinary course of business, may limit our ability to engage in some transactions, including the following:

  .  designated types of mergers or consolidations;

  .  creating liens;

  .  paying dividends or other distributions to our stockholders;

  .  making investments;

  .  selling assets;

  .  repurchasing our common stock;

  .  changing lines of business;

  .  borrowing additional money; and

  .  transactions with affiliates.

   These restrictions could limit our ability to obtain debt financing, repurchase stock, refinance or pay principal or interest on our outstanding debt, consummate acquisitions for cash or debt or react to changes in our operating environment.

  We will be in default under our indebtedness if we fail to pass financial and business tests.

   Our senior credit facility requires us to maintain specified financial ratios and to satisfy specified tests, including tests relating to:

  .  minimum covered population;

  .  minimum number of subscribers to our services; and

  .  minimum annualized revenues.

   If we fail to satisfy any of the financial ratios and tests, we could be in default under our senior credit facility.

  Because we depend heavily on outsourcing, the inability of third parties to fulfill their contractual obligations to us may disrupt our services or the build-out of our portion of the Sprint PCS network.

   Because we outsource portions of our business, we depend heavily on third-party vendors, suppliers, consultants, contractors and local telephone and utility companies. We have retained those persons to:

  .  design and engineer our systems;

  .  design and construct retail stores;

  . obtain permits for the construction of base stations, switch facilities and towers;

  .  construct cell sites and switching facilities;

  .  obtain cell site leases;

  .  install transmission lines; and

  .  deploy our wireless personal communications services network systems.

   The failure by any of our vendors, suppliers, consultants, contractors or local telephone and utility companies to fulfill their contractual obligations to us could materially delay construction and disrupt the operations of our portion of the Sprint PCS network.

   In addition, we lease a portion of the cell sites for our network systems through master lease agreements with communication site management companies. Many of the companies, in turn, have separate leasing arrangements with each of the owners of the sites. If these companies were to become insolvent or were to breach those arrangements, we may lose access to those cell sites and experience extended service interruption in the areas serviced by those sites.

  We may not be able to respond effectively to the significant competition in the wireless communications services industry or keep pace with our competitors in the introduction of new products, services and equipment, which could impair our ability to attract new customers.

   Our dependence on Sprint PCS to develop competitive products and services and the requirement that we obtain Sprint PCS' consent to sell non-Sprint PCS approved equipment may limit our ability to keep pace with our competitors in the introduction of new products, services and equipment. Additionally, we expect existing cellular providers will upgrade their systems and provide expanded, digital services to compete with the Sprint PCS products and services we offer. These wireless providers require their customers to enter into long-term contracts, which may make it more difficult for us to attract customers away from them. Sprint PCS generally does not require its customers to enter into long-term contracts, which may make it easier for other wireless providers to attract customers away from us.

  We may not be able to compete with larger, more established wireless providers who have resources to competitively price their products and services, which could result in a reduction of our subscribers.

   We compete with several wireless providers, some of which have an infrastructure in place and have been operational for a number of years. Our major competitors include Verizon Wireless, Cingular Wireless (a joint venture formed by SBC Communications and BellSouth), AT&T Wireless, Nextel Communications/Nextel Partners and VoiceStream Wireless. Some of our competitors:

  . have substantially greater financial, technological, marketing and sales and distribution resources than us;

  . have more extensive coverage in specific areas of our markets and have broader regional coverage than us;

  . have or may obtain access to more licensed spectrum than the amount licensed to Sprint PCS in most of our territory and therefore will be able to provide greater network call volume capacity than our network to the extent that network usage begins to reach or exceed the capacity of our licensed spectrum; and

  . may market other services, such as traditional telephone service, cable television access and access to the Internet, with their wireless communications services.

   We may be unable to compete successfully with these larger competitors who have substantially greater resources or who offer more services than we do to a larger subscriber base, which could result in a reduction in new subscribers.

  We may not be able to respond to the recent trend toward consolidation of the wireless communications industry or compete with potential acquirers for acquisitions, which could result in a reduction of our subscribers, decline in prices for our products and services and dilution to our stockholders if we issue our common stock in acquisitions.

   There has been a recent trend in the wireless communications industry toward consolidation of wireless service providers through joint ventures, mergers and acquisitions. We expect this consolidation to lead to larger competitors over time. We may not be able to respond to pricing pressures that may result from a consolidation in our industry, which could result in a reduction of new subscribers or cause market prices for our products and services to continue to decline.

   If we expand our operations through acquisitions, we will compete with other potential acquirers, some of which may have greater financial or operational resources than us. If we issue shares of our common stock in connection with any acquisition, this may result in dilution to our stockholders. In addition, we may not be able to participate in any Sprint PCS affiliate consolidation, which may adversely affect the value of our common stock.

  We may have difficulty in obtaining handsets and equipment, which could cause delays and increased costs in the build-out of our network.

   We currently purchase all our handsets through Sprint PCS. The demand for specific types of handsets is strong and the manufacturers of those handsets may have to distribute their limited supply or products among the manufacturers' numerous customers. If Sprint PCS modifies its handset logistics and delivery plan or if we are not able to continue to rely on Sprint PCS' relationships with suppliers and vendors, some of which provide us with vendor discounts on handsets, we could have difficulty obtaining specific types of handsets in a timely manner and our handset costs could increase.

   The demand for the equipment we require to construct our portion of the Sprint PCS network is considerable and manufacturers of this equipment have substantial order backlogs. As a result, we could suffer delays in the build-out of our portion of the Sprint PCS network, disruptions in service and a reduction in subscribers.

  The technology we use has limitations and could become obsolete, which would require us to implement new technology at substantially increased costs and limit our ability to compete effectively.

   We intend to employ digital wireless communications technology selected by Sprint PCS for its network. Code division multiple access, known as CDMA, is a relatively new technology. CDMA may not provide the advantages expected by Sprint PCS. If another technology becomes the preferred industry standard, we may be at a competitive disadvantage and competitive pressures may require Sprint PCS to change its digital technology which, in turn, may require us to make changes at substantially increased costs.

   The wireless telecommunications industry is experiencing significant technological change, as evidenced by the increasing pace of digital upgrades in existing analog wireless systems, evolving industry standards, ongoing improvements in the capacity and quality of digital technology, shorter development cycles for new products and enhancements and changes in end-user requirements and preferences. If we are unable to keep pace with these technological changes, the technology used on our network may become obsolete. In addition, wireless carriers are seeking to implement a new "third generation," or "3G," technology throughout the industry. The 3G technology would support new wireless services, including multimedia mobile applications. We may not be able to implement the 3G technology successfully on a timely or cost-effective basis.

  We may experience a high rate of customer turnover which would increase our costs of operations and reduce our revenue.

   Our strategy to reduce customer turnover may not be successful. The rate of customer turnover may be the result of several factors, including network coverage, reliability issues such as blocked calls and dropped calls, handset problems, non-use of phones, change of employment, the non-use of customer contracts, affordability, customer care concerns and other competitive factors. Price competition and other competitive factors could also cause increased customer turnover. A high rate of customer turnover could adversely affect our competitive position, results of operations and our costs of, or losses incurred in, obtaining new subscribers, especially because we subsidize some of the costs of initial purchases of handsets by customers.

  Unauthorized use of our network could disrupt our business.

   We will likely incur costs associated with the unauthorized use of our personal communications services network, including administrative and capital costs associated with detecting, monitoring and reducing the incidence of fraud. Fraud impacts interconnection costs, capacity costs, administrative costs, fraud prevention costs and payments to other carriers for unbillable fraudulent roaming.

  Our projected build-out plan does not cover all of our territory, which could make it difficult to maintain a profitable customer base.

   Our projected build-out plan for our territory does not cover all areas of our territory. By the end of 2003, we expect to cover 77% of the resident population in our territory. As a result, our plan may not adequately serve the needs of the potential customers in our territory or attract enough subscribers to operate our business successfully. To correct this potential problem, we may have to cover a greater percentage of our territory than we anticipate, which we may not have the financial resources to complete or may be unable to do profitably.

  Investcorp S.A. and co-investors arranged by Investcorp which control us may take actions that conflict with your interests.

   Approximately 64.7% of the voting power of our outstanding common stock is held by Investcorp S.A. and co-investors arranged by Investcorp. Accordingly, the Investcorp investors control the power to elect our directors, to appoint new management and to approve many actions requiring the approval of our stockholders, such as adopting most amendments to our certificate of incorporation and approving mergers or sales of all or substantially all of our assets. The elected directors have the authority, subject to the terms of our debt, to issue additional stock, implement stock repurchase programs, declare dividends and make other decisions about our capital stock.

   Holders of our common stock will be unable to exercise voting control over matters requiring stockholder approval, including election of directors and approval of corporate transactions. The controlling stockholders may have no duty to protect the interests of the minority stockholders. In addition, the interests of the Investcorp investors could conflict with the interests of holders of our senior notes. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of the Investcorp investors, as equity holders, might conflict with the interests of note holders. The Investcorp investors may also have an interest in pursing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investments, even though these transactions might involve risks to the holders of the notes.

Risks Particular to Our Industry

  Use of hand-held phones may pose health risks, which could result in a reduction in subscribers and increased exposure to litigation.

   Some media reports have suggested that certain radio frequency emissions from wireless handsets may be linked to various health concerns, including cancer, and may interfere with various electronic medical devices, including hearing aids and pacemakers. The actual or perceived risk of radio frequency emissions from portable telephones could adversely affect us through a reduced subscriber growth rate, a reduction in subscribers, reduced network usage per subscriber and increased exposure to potential litigation.

  Regulation by government agencies and taxing authorities may increase our costs of providing service, require us to change our services or increase competition.

   The licensing, construction, use, operation, sale and interconnection arrangements of wireless telecommunication systems are regulated to varying degrees by the Federal Communications Commission, the Federal Trade Commission, the Federal Aviation Administration, the Environmental Protection Agency, the Occupational Safety and Health Administration and, depending on the jurisdiction, state and local regulatory agencies and legislative bodies. Adverse decisions regarding these regulatory requirements could negatively impact Sprint PCS' operations and our costs of doing business. For example, changes in tax laws or the interpretation of existing tax laws by state and local authorities could subject us to increased income, sales, gross receipts or other tax costs or require us to alter the structure of our relationship with Sprint PCS. In addition, the Federal Communications Commission may license additional spectrum for new carriers, which would increase the competition we face.

  Several state and local governments are considering, or have recently adopted, legislation that restricts the use of wireless handsets while driving.

   A number of U.S. state and local governments are considering or have recently enacted, legislation that would restrict or prohibit the use of a wireless handset while driving a vehicle or, alternatively, require the use of a hands-free telephone. The state of New York has recently enacted legislation, effective November 1, 2001, that bans the use of handheld wireless handsets while driving a vehicle except in the case of emergencies. The legislation also provides that, effective December 1, 2001, persons who violate this ban are subject to fines of up to $100 per violation. Legislation of this sort, if continued to be enacted, would require wireless service providers to provide hands-free enhanced services such as voice activated dialing and hands-free speaker phones and headsets so that they can keep generating revenue from their subscribers, who make many of their calls while on the road. If we are unable to provide hands-free services and products to our subscribers in a timely and adequate fashion, the volume of wireless phone usage would likely decrease, and our ability to generate revenues would suffer.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   For the six months ended June 30, 2001, we did not experience any material change in market risk exposures that affect the quantitative and qualitative disclosures presented in our Registration Statements on Form S-1 (File No. 333-58890) and Form S-4 (File No. 333-58902), as filed and declared effective by the Securities and Exchange Commission on July 30, 2001.

   In the normal course of business, our operations are exposed to interest rate risk with respect to our senior credit facility. Our fixed rate debt consists of our 14% senior notes. Our primary interest rate risk exposures related to the interest rate on our senior credit facilities and the impact of interest rate movements on our ability to meet our interest expense requirements and financial covenants under our debt instruments.

   We manage the interest rate risk on our outstanding long-term debt through the use of fixed and variable rate debt and may use interest rate swaps in the future to the extent provided by our senior credit facility. While we cannot predict our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, we continue to evaluate our interest rate risk on an ongoing basis.

                                    PART II

                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

   None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

   (a) None.

   (b) None.

   (c) Set forth below is a description of our recent sales of unregistered securities:

   In May 2001, we issued 50,000 shares of class B common stock to a director upon exercise of stock options. During the quarter ended June 30, 2001, we granted options to purchase an aggregate of 371,178.8298 shares of class B common stock to four individuals under our Management Stock Incentive Plan at an exercise price of $7.00 per share. The foregoing transactions were undertaken in reliance upon the exemption from the registration requirements of the Securities Act afforded by Rule 701 promulgated under the Securities Act as sales by an issuer to employees, directors, officers, consultants or advisors pursuant to written compensatory benefit plans or written contracts relating to the compensation of such persons. No underwriters were engaged in connection with any of the foregoing transactions.

   (d) From July 30, 2001, the effective date of the Registration Statement on Form S-4, file no. 333-58890, relating to 160,000 warrants to purchase shares of our class C common stock and 2,000,040 shares of class C common stock issuable upon exercise of the warrants, until the date hereof, we did not incur any expenses for underwriting discounts and commissions, finders fees or expenses paid to or for underwriters in connection with the issuance and distribution of securities. During this period, we estimate that we incurred less than $0.1 million for printing expenses related to the registration. None of the other expenses were direct or indirect payments to our directors or officers or our associates, or persons owning 10% or more of any class of our equity securities or the equity securities of our affiliates. As the warrants are not exercisable until February 15, 2002, we have received no proceeds from the offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

   None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   On May 31, 2001, we held our annual meeting of stockholders. The matters voted on at the annual meeting and the votes cast on each were as follows:

      1. The election of 13 directors to hold office until the 2001 Annual Meeting and until their respective successors have been elected and qualified or until their earlier resignation or removal.

                                        For       Withhold Authority
                                  --------------- ------------------
           Mamoun Askari......... 34,955,493.8829         0
           Alfred F. Boschulte... 34,955,493.8829         0
           James O. Egan......... 34,955,493.8829         0
           J.K. Hage III......... 34,955,493.8829         0
           Solon L. Kandel....... 34,955,493.8829         0
           Brian Kwait........... 34,955,493.8829         0
           Charles K. Marquis.... 34,955,493.8829         0
           Steven M. Nielsen..... 34,955,493.8829         0
           Christopher J. O'Brien 34,955,493.8829         0
           Harley Ruppert........ 34,955,493.8829         0
           Christopher J. Stadler 34,955,493.8829         0
           Thomas J. Sullivan.... 34,955,493.8829         0
           Savio W. Tung......... 34,955,493.8829         0

      2. The approval of an amendment to our Management Stock Incentive Plan increasing the number of shares of Class B Common Stock subject thereunder by 478,020.7360 shares to an aggregate of 2,500,000.0000 shares, subject to adjustments specified in the plan.

                            For:     34,868,456.8479
                            Against:     87,037.0350
                            Abstain:          0

      3. The approval of certain benefits in compliance with the requirements of Internal Revenue Code Section 280G(b)(5).

                            For:     34,950,493.8829
                            Against:      5,000.0000
                            Abstain:          0

      4. The ratification of the selection by our Board of Directors of PricewaterhouseCoopers LLP as our independent accountants for the fiscal year ending December 31, 2001.

                            For:     34,955,493.8829
                            Against:          0
                            Abstain:          0

ITEM 5. OTHER INFORMATION.

   None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

   (a) Exhibits.

Exhibit No. Description
----------- -----------
   10.15    IWO Holdings, Inc. Management Stock Incentive Plan, as amended as of May 31,
            2001 (replaces previously filed exhibit)

   (b) No current reports on Form 8-K were filed during the quarter ended June 30, 2001.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                IWO HOLDINGS, INC.
Date: August 28, 2001           By: /S/ STEVEN M. NIELSEN
                                    ---------------------------------------
                                    Steven M. Nielsen
                                    President and Chief Executive Officer
Date: August 28, 2001           By: /S/ TIMOTHY J. MEDINA
                                    ---------------------------------------
                                    Timothy J. Medina
                                    Vice President, Chief Financial Officer
                                    and Treasurer