Form 10-Q
period 2001-09-30
IWO HOLDINGS INC
filed 2001-11-07
CIK 1116181

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

         For the quarterly period ended September 30, 2001

                                      OR

   [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

                     Commission file number ______________

                               -----------------

                              IWO HOLDINGS, INC.
            (Exact name of Registrant as specified in its charter)

                      Delaware                 14-1818487
                   (State or other          (I.R.S. Employer
                   jurisdiction of         Identification No.)
                  incorporation or                12203
                    organization)              (Zip Code)
                 52 Corporate Circle
                  Albany, New York
                (Address of Principal
                      Executive
                      Offices)
      Registrant's telephone number, including area code: (518) 862-6000

               319 Great Oaks Boulevard, Albany, New York, 12203
                 Former Address, if Changed Since Last Report

                               -----------------

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), Yes [X] No [_] and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   As of October 31, 2001, there were 37,618,060.8568 shares of the Registrant's common stock outstanding (consisting of 15,000,000.0000 shares of Class A Common Stock, 13,458,775.8595 shares of Class B Common Stock, 3,555,630.4609 shares of Class C Common Stock, 60,000.0000 shares of Class D Common Stock and 5,543,654.5364 shares of Class E Common Stock).

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              IWO HOLDINGS, INC.

                         QUARTERLY REPORT ON FORM 10-Q
                                     INDEX

                                                                                                 Page
                                                                                                Number
                                                                                                ------
Part I  Financial Information

Item 1  Financial Statements (unaudited).......................................................    3
         Consolidated Balance Sheets as of December 31, 2000 and September 30, 2001............    3
         Consolidated Statements of Operations for the three months and nine months ended
           September 30, 2000 and September 30, 2001...........................................    5
         Consolidated Statements of Cash Flows for the nine months ended September 30, 2000 and
           September 30, 2001..................................................................    6
         Notes to Consolidated Financial Statements............................................    7

Item 2  Management's Discussion and Analysis of Financial Condition and Results of Operations..   23

Item 3  Quantitative and Qualitative Disclosures About Market Risk.............................   40

Part II Other Information

Item 1   Legal Proceedings.....................................................................   41

Item 2   Changes in Securities and Use of Proceeds.............................................   41

Item 3   Defaults Upon Senior Securities.......................................................   41

Item 4   Submission of Matters to a Vote of Security Holders...................................   42

Item 5   Other Information.....................................................................   42

Item 6   Exhibits and Reports on Form 8-K......................................................   42

                                    PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      IWO HOLDINGS, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS (Unaudited)

                As of December 31, 2000 and September 30, 2001
                       (In thousands except share data)

                                                                                  December 31, September 30,
                                                                                      2000         2001
                                                                                  ------------ -------------
                                     ASSETS
                                     ------
Current assets:
   Cash and cash equivalents.....................................................   $ 36,313     $ 22,550
   Accounts receivable, net of allowances of $312 and $511 at December 31,
     2000 and September 30, 2001, respectively...................................      4,218        7,372
   Short-term investments at amortized cost--held to maturity....................         --       42,393
   Inventory.....................................................................      2,567        4,263
   Prepaid expenses..............................................................      1,072        2,459
   Other current assets..........................................................        199        1,685
   Prepaid management fee--related party.........................................      1,000        1,000
   Restricted cash and U.S. Treasury obligations at amortized cost--held to
     maturity....................................................................         --       22,649
                                                                                    --------     --------
       Total current assets......................................................     45,369      104,371
Restricted cash..................................................................      8,000        8,000
Restricted cash and U.S. Treasury obligations at amortized cost--held to maturity         --       30,409
Investment securities at amortized cost--held to maturity........................                  34,230
Prepaid management fee--related party............................................      2,970        2,220
Property and equipment, net......................................................     69,555      109,003
Construction in progress.........................................................     33,009       47,082
Deferred costs, net..............................................................     14,898       20,017
Intangible assets, net...........................................................     58,874       54,245
Other............................................................................         24            4
                                                                                    --------     --------
       Total assets..............................................................   $232,699     $409,581
                                                                                    ========     ========


The accompanying notes are an integral part of the consolidated financial statements.

                      IWO HOLDINGS, INC. AND SUBSIDIARIES

                As of December 31, 2000 and September 30, 2001
                       (In thousands except share data)

                                                                                     As of         As of
                                                                                  December 31, September 30,
                                                                                      2000         2001
                                                                                  ------------ -------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:
   Accounts payable..............................................................   $  6,388     $  2,950
   Accounts payable--related parties.............................................        213           86
   Due to Sprint.................................................................      7,711        5,373
   Accrued expenses..............................................................     12,432       22,337
   Accrued expenses--related parties.............................................        463          491
   Unearned revenue..............................................................      1,652        2,798
                                                                                    --------     --------
       Total current liabilities.................................................     28,859       34,035
Term loan........................................................................     80,000      140,000
Senior notes.....................................................................         --      152,308
                                                                                    --------     --------
       Total liabilities.........................................................    108,859      326,343
                                                                                    --------     --------
Redeemable common stock..........................................................        346          173
                                                                                    --------     --------
Commitments and contingencies

Stockholders' equity:
   Preferred stock (nonvoting)--$.01 par value, 500,000 shares authorized, none
     issued and outstanding......................................................         --           --
   Common stock, Class A (nonvoting)--$.01 par value, 15,000,000 shares
     authorized, issued and outstanding..........................................        150          150
   Common stock, Class B (voting)--$.01 par value, 18,750,000 shares authorized, 13,274,171 and 13,532,710 shares issued at
     December 31, 2000 and September 30, 2001, respectively......................        133          136
   Common stock, Class C (nonvoting)--$.01 par value, 18,750,000 shares authorized, 3,555,630 shares issued and outstanding.........................
                                                                                          35           35
   Common stock, Class D (voting)--$.01 par value, 60,000 shares authorized,
     issued and outstanding......................................................          1            1
   Common stock, Class E (nonvoting)--$.01 par value, 5,545,000 shares
     authorized, 5,543,654 shares issued and outstanding.........................         55           55
   Common stock (voting)--$.01 par value, 58,105,000 shares authorized, none
     issued and outstanding......................................................         --           --
   Additional paid-in capital....................................................    175,271      184,129
   Deficit accumulated during development stage..................................     (1,076)      (1,076)
   Retained deficit..............................................................    (50,080)     (99,593)
                                                                                    --------     --------
                                                                                     124,489       83,837
Treasury stock at cost (43,856 and 73,935 Class B shares at December 31, 2000 and
  September 30, 2001), respectively..............................................       (252)        (425)
Promissory notes receivable......................................................       (743)        (347)
                                                                                    --------     --------
       Total stockholders' equity................................................    123,494       83,065
                                                                                    --------     --------
       Total liabilities and stockholders' equity................................   $232,699     $409,581
                                                                                    ========     ========

The accompanying notes are an integral part of the consolidated financial statements.

                      IWO HOLDINGS, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS--(Unaudited)

    For the Three Months and Nine Months Ended September 30, 2000 and 2001
                       (In thousands except share data)

                                          For the            For the            For the            For the
                                        Three Months       Three Months       Nine Months        Nine Months
                                           Ended              Ended              Ended              Ended
                                     September 30, 2000 September 30, 2001 September 30, 2000 September 30, 2001
                                     ------------------ ------------------ ------------------ ------------------
Net revenues........................    $    17,387        $    32,245        $    39,803        $    76,951
                                        -----------        -----------        -----------        -----------
Operating expenses:
   Costs of services and
     equipment (exclusive of
     depreciation and
     amortization shown below)......         13,727             25,408             32,026             61,254
   Selling and marketing............          4,776              8,705             11,762             19,944
   General and administrative:
       Noncash stock-based
         compensation...............            213                 26                844                334
       Related parties..............            832                380              1,593              1,405
       Other general and
         administrative.............          4,135              5,066             11,217             14,024
   Depreciation and amortization....          3,687              4,924              8,459             13,492
                                        -----------        -----------        -----------        -----------
       Total operating expenses.....         27,370             44,509             65,901            110,453
                                        -----------        -----------        -----------        -----------
Operating loss......................         (9,983)           (12,264)           (26,098)           (33,502)
   Interest income..................            238              1,807              1,536              5,975
   Interest expense.................         (1,041)            (6,124)            (2,055)           (16,731)
   Interest expense--related
     parties........................           (207)              (378)              (401)            (1,145)
   Amortization of debt issuance
     and offering costs.............           (790)              (709)            (2,047)            (2,605)
   Other debt financing fees........         (1,089)              (418)            (2,843)            (1,505)
                                        -----------        -----------        -----------        -----------
       Net loss.....................    $   (12,872)       $   (18,086)       $   (31,908)       $   (49,513)
                                        ===========        ===========        ===========        ===========
Loss per share
   Basic............................    $      (.42)       $      (.48)       $     (1.05)       $     (1.32)
   Diluted..........................    $      (.42)       $      (.48)       $     (1.05)       $     (1.32)
Weighted average shares
  outstanding
   Basic............................     30,261,000         37,618,000         30,261,000         37,540,000
   Diluted..........................     30,261,000         37,618,000         30,261,000         37,540,000


The accompanying notes are an integral part of the consolidated financial statements.

                      IWO HOLDINGS, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS--(Unaudited)

             For the Nine Months Ended September 30, 2000 and 2001
                                (In thousands)

                                                                               For the            For the
                                                                             Nine Months        Nine Months
                                                                                Ended              Ended
                                                                          September 30, 2000 September 30, 2001
                                                                          ------------------ ------------------
Net cash used in operating activities....................................     $  (9,853)         $ (32,165)
                                                                              ---------          ---------
Cash flows from investing activities:....................................
   Deferred acquisition costs............................................          (740)                --
   Purchase of Sprint assets.............................................      (116,405)                --
   Purchase of investment securities--held to maturity...................            --           (105,328)
   Proceeds from maturities of investment securities.....................            --             28,079
   Restricted cash.......................................................        (8,000)                --
   Restricted cash and U.S. Treasury obligations at amortized cost--held
     to maturity.........................................................            --            (53,057)
   Purchase of property and equipment....................................        (8,406)            (8,645)
   Construction in progress..............................................       (15,475)           (55,543)
                                                                              ---------          ---------
          Net cash used in investing activities..........................      (149,026)          (194,494)
                                                                              ---------          ---------
Cash flows from financing activities:
   Gross proceeds received from equity investors for payment of
     promissory notes....................................................            --                396
   Stock option exercises................................................           272                397
   Proceeds received from issuance of debt...............................        80,000             60,000
   Proceeds received from issuance of senior notes and warrants..........            --            160,000
   Purchase of treasury stock............................................          (169)              (173)
   Payment for offering costs............................................        (1,015)            (7,724)
   Payment of debt issuance costs........................................        (2,221)                --
                                                                              ---------          ---------
          Net cash provided by financing activities......................        76,867            212,896
                                                                              ---------          ---------
Net decrease in cash and cash equivalents................................       (82,012)           (13,763)
Cash and cash equivalents, beginning of period...........................       104,752             36,313
                                                                              ---------          ---------
Cash and cash equivalents, end of period.................................     $  22,740          $  22,550
                                                                              =========          =========
Non-cash:
   Offering costs included in accrued expenses...........................     $     480          $      --
   Property and equipment included in accounts payable...................             4                245
   Property and equipment included in accrued expenses...................            --              1,109
   Construction in progress included in accounts payable.................         2,701                622
   Construction in progress included in accrued expenses.................            --              2,523



The accompanying notes are an integral part of the consolidated financial statements.

                              IWO HOLDINGS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)


1. Basis of Presentation

   The accompanying consolidated financial statements are unaudited and have been prepared by management. The consolidated financial statements included herein include the accounts of IWO Holdings, Inc. and its wholly-owned subsidiaries, Independent Wireless One Corporation and Independent Wireless One Leased Realty Corporation (collectively "IWO" or the "Company") for all periods presented. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for fair presentation have been included. The results of operations for the three and nine months ended September 30, 2001 are not indicative of the results that may be expected for the full fiscal year of 2001. The financial information presented herein should be read in conjunction with the Company's Form S-1 and Form S-4 registration statements which include information and disclosures not included herein. All significant intercompany accounts or balances have been eliminated in consolidation. Certain amounts have been reclassified to conform to the current period presentation.

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

   The amortized cost and approximate fair value of restricted investment securities held to maturity at September 30, 2001 by contractual maturity (which are restricted for future interest payments on the Senior Notes) are summarized as follows (in thousands):

                                      Gross      Gross
                          Amortized Unrealized Unrealized Market
                            Cost      Gains      Losses   Value
                          --------- ---------- ---------- -------
U.S. Treasury obligations  $50,975    $1,192      $--     $52,167

                             Amortized Market
                               Cost    Value
                             --------- -------
Due in one year or less.....  $20,945  $21,171
Due in one year through five   30,030   30,996
                              -------  -------
                              $50,975  $52,167
                              =======  =======

   The above table excludes $2,083,000 of cash and accrued interest receivable restricted for future interest payments on the Senior Notes.

   The amortized cost and approximate fair value of investment securities held to maturity at September 30, 2001 by contractual maturity (excluding restricted securities) are summarized as follows (in thousands):

                                             Gross      Gross
                                 Amortized Unrealized Unrealized Market
                                   Cost      Gains      Losses   Value
                                 --------- ---------- ---------- -------
       U.S. Treasury obligations  $22,124    $  333      $--     $22,457
       Corporate debt securities   54,499       964       --      55,463
                                  -------    ------      ---     -------
                                  $76,623    $1,297      $--     $77,920
                                  =======    ======      ===     =======


                                              Amortized Market
                                                Cost    Value
                                              --------- -------
                 Due in one year or less.....  $42,393  $42,903
                 Due in one year through five   34,230   35,017
                                               -------  -------
                                               $76,623  $77,920
                                               =======  =======

   There were no sales of investment securities held to maturity during the nine months ended September 30, 2001.

                              IWO HOLDINGS, INC.

                                  (Unaudited)


5. Property and Equipment

   Property and equipment consist of the following at December 31, 2000 and September 30, 2001 (in thousands):

                                                     2000      2001
                                                    -------  --------
          Land..................................... $   169  $    169
          Building and building improvements.......   5,943     5,943
          Network equipment........................  62,779   107,410
          Furniture and office equipment...........   3,871     4,396
          Computer software........................   1,261     1,660
          Vehicles.................................     926     1,149
          Leasehold improvements...................   1,419     3,948
                                                    -------  --------
                                                     76,368   124,675
          Accumulated depreciation and amortization  (6,813)  (15,672)
                                                    -------  --------
                                                    $69,555  $109,003
                                                    =======  ========

6. Deferred Costs

   Deferred costs consist of the following at December 31, 2000 and September 30, 2001 (in thousands):

                                                               2000     2001
                                                              -------  -------
 Debt issuance costs......................................... $15,591  $15,591
 Deferred offering costs.....................................   2,234    9,958
                                                              -------  -------
                                                               17,825   25,549
 Accumulated amortization of debt issuance and offering costs  (2,927)  (5,532)
                                                              -------  -------
                                                              $14,898  $20,017
                                                              =======  =======

7. Sprint Payable

   The Sprint payable consists of amounts owed to Sprint PCS for services provided directly by Sprint PCS such as customer care, customer billing and the 8% affiliation fee, or passed through items from various third party vendors such as purchases of handsets and accessories, indirect equipment subsidies, advertising and various network operation expenses. At December 31, 2000 and September 30, 2001, the amount payable to Sprint PCS totaled $7,711,000 and $5,373,000, respectively.

8. Long-Term Debt

   Long-term debt consists of the following at December 31, 2000 and September 30, 2001 (in thousands):

                                              2000     2001
                                             ------- --------
                   Senior Credit Facility... $80,000 $140,000
                   14% Senior Notes due 2011      --  152,308
                                             ------- --------
                                             $80,000 $292,308
                                             ======= ========

                              IWO HOLDINGS, INC.

                                  (Unaudited)


  (a) Senior Credit Facility

   In December, 1999, the Company entered into a secured credit facility (the Senior Credit Facility) which was amended on June 30, and December 8, 2000, respectively, with a group of commercial lenders, under which the Company may borrow up to $240,000,000 in the aggregate consisting of (i) up to $70,000,000 in revolving loans (the Senior Revolving Credit Facility) with a maturity date eight years from the effective date of the loan, (ii) a $120,000,000 term loan (the Tranche A Term Loan) with a maturity date of March 2008, and (iii) a $50,000,000 term loan (the Tranche B Term Loan) with a maturity date of September 2008. The Senior Credit Facility, as amended, provides that, subject to certain conditions, the Company may request an additional tranche of loans in the amount of $25,000,000 in the aggregate on or prior to March 31, 2002 from the lenders. No lender is obligated to subscribe to the new commitment and, in the event that the total commitment from the lenders is less than $25,000,000, the Company has the right to arrange the financing of the deficit amount with other financial institutions (subject to the approval of the administrative agent).

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

                              IWO HOLDINGS, INC.

                                  (Unaudited)


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

   Restrictive Covenants--The indenture governing the Senior Notes contains covenants that, among other things and subject to certain exceptions, limit the ability of IWO Holdings, Inc. and the ability of its restricted subsidiaries to incur additional debt, pay dividends, redeem capital stock or make other restrictive payments or investments as defined by the Senior Notes offering, create liens on assets, merge, consolidate, or dispose of assets, or enter into certain transactions with affiliates or into certain sales and leaseback transactions.

   The Senior Notes have cross default provisions whereby an event of default which results in acceleration of the maturity on other indebtedness of the Company triggers a default of the Senior Notes.

   The warrants will become exercisable on February 2, 2002 and expire on January 15, 2011.

9. Recent Accounting Pronouncements

   In June 2001, Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," was issued by the Financial Accounting Standards Board
(FASB). SFAS No. 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001. The Company does not expect the adoption of this standard to have a material effect on its financial statements.

   In June 2001, SFAS No. 142, "Goodwill and Other Intangible Assets," was issued by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company plans to adopt SFAS No. 142 on its effective date of January 1, 2002. The Company expects annual amortization expense to decrease by approximately $2.5 million due to the effect of this statement.

   In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company believes the adoption of this Statement will not have a material impact on its financial statements.

   In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the accounting and reporting provisions of APB No. 30. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company is currently reviewing this statements to determine its effect on the Company's financial statements.

                              IWO HOLDINGS, INC.

                                  (Unaudited)


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

   Independent Wireless One Leased Realty Corporation holds all of the cell site leases and certain leases related to the administrative office facilities and retail stores. Operating expenses are comprised of rent expense from these leases. Independent Wireless One Leased Realty Corporation has charged Independent Wireless One Corporation a fee equal to its rent expense for use of its leased cell sites, office and retail space.

   The information which follows presents the condensed consolidating financial position as of December 31, 2000 and September 30, 2001 and the condensed consolidating results of operations for the three months and nine months ended September 30, 2000 and September 30, 2001 and condensed consolidating cash flows for the nine months ended September 30, 2000 and September 30, 2001 of
(a) the Parent Company, IWO Holdings, Inc., (b) the "Guarantor", Independent Wireless One Corporation, and (c) the "Non-Guarantor", Independent Wireless One Leased Realty Corporation, and includes eliminating entries and the Company on a consolidated basis.

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
                                                            ========      ========       ======       =========     ========

                      IWO HOLDINGS, INC. AND SUBSIDIARIES

                UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

                           As of September 30, 2001
                       (In thousands except share data)

                                                                     Independent
                                                      Independent   Wireless One
                                             IWO      Wireless One  Leased Realty
                                        Holdings,Inc. Corporation    Corporation
                                          (Parent)    (Guarantor)  (Non-Guarantor) Eliminations Consolidated
                                        ------------- ------------ --------------- ------------ ------------
                ASSETS
------
Current assets:
   Cash and cash equivalents...........   $     --      $ 22,550       $   --       $      --     $ 22,550
   Accounts receivable net of
     allowances of $511................         --         7,372           --              --        7,372
   Short-term investments at
     amortized cost--held to maturity..         --        42,393           --              --       42,393
   Intercompany receivable.............    154,921        55,249          365        (210,535)          --
   Inventory...........................         --         4,263           --              --        4,263
   Prepaid expenses....................         --           693        1,766              --        2,459
   Other current assets................         --         1,685           --              --        1,685
   Prepaid management fee--related
     party.............................         --         1,000           --              --        1,000
   Restricted cash and US Treasury
     obligations at amortized cost-
     held to maturity..................     22,649            --           --              --       22,649
                                          --------      --------       ------       ---------     --------
       Total current assets............    177,570       135,205        2,131        (210,535)     104,371
Restricted cash........................         --         8,000           --              --        8,000
Restricted cash and US Treasury
  obligations at amortized cost-held to
  maturity.............................     30,409            --           --              --       30,409
Investment securities at amortized
  cost--held to maturity...............         --        34,230           --              --       34,230
Investment in subsidiary...............     97,761            --           --         (97,761)          --
Prepaid management fee--related party..         --         2,220           --              --        2,220
Property and equipment, net............         --       109,003           --              --      109,003
Construction in progress...............         --        47,082           --              --       47,082
Deferred costs, net....................         --        20,017           --              --       20,017
Intangible assets, net.................         --        54,245           --              --       54,245
Other..................................         --             4           --              --            4
                                          --------      --------       ------       ---------     --------
       Total assets....................   $305,740      $410,006       $2,131       $(308,296)    $409,581
                                          ========      ========       ======       =========     ========

                      IWO HOLDINGS, INC. AND SUBSIDIARIES

                           As of September 30, 2001
                       (In thousands except share data)

                                                                     Independent   Independent
                                                                      Wireless    Wireless One
                                                            IWO          One      Leased Realty
                                                       Holdings,Inc. Corporation   Corporation
                                                         (Parent)    (Guarantor) (Non-Guarantor) Eliminations Consolidated
                                                       ------------- ----------- --------------- ------------ ------------
       LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
   Accounts payable...................................   $     --     $  2,950       $   --       $      --     $  2,950
   Accounts payable--related parties..................         --           86           --              --           86
   Intercompany payable...............................     53,483      155,286        1,766        (210,535)          --
   Due to Sprint......................................         --        5,373           --              --        5,373
   Accrued expenses...................................      4,667       17,305          365              --       22,337
   Accrued expenses--related parties..................         --          491           --              --          491
   Unearned revenue...................................         --        2,798           --              --        2,798
                                                         --------     --------       ------       ---------     --------
       Total current liabilities......................     58,150      184,289        2,131        (210,535)      34,035
Term loan.............................................         --      140,000           --              --      140,000
Senior notes..........................................    152,308           --           --              --      152,308
                                                         --------     --------       ------       ---------     --------
       Total liabilities..............................    210,458      324,289        2,131        (210,535)     326,343
                                                         --------     --------       ------       ---------     --------
Redeemable common stock...............................        173           --           --              --          173
                                                         --------     --------       ------       ---------     --------
Commitments and contingencies
Stockholders' Equity:
   Preferred stock (nonvoting)--$.01 par value,
     500,000 shares authorized, none issued and
     outstanding......................................         --           --           --              --           --
   Common stock, Class A (nonvoting)--$.01 par
     value, 15,000,000 shares authorized, issued
     and outstanding..................................        150           --           --              --          150
   Common stock, Class B (voting)--$.01 par
     value, 18,750,000 shares authorized and
     13,532,710 shares issued.........................        136           --           --              --          136
   Common stock, Class C (nonvoting)--$.01 par
     value, 18,750,000 shares authorized,
     3,555,630 shares issued and outstanding..........         35           --           --              --           35
   Common stock, Class D (voting)--$.01 par
     value, 60,000 shares authorized, issued and
     outstanding......................................          1           --           --              --            1
   Common stock, Class E (non-voting)--$.01 par
     value, 5,545,000 shares authorized, 5,543,654
     shares issued and outstanding....................         55           --           --              --           55
   Common stock (voting)--$.01 par value,
     58,105,000 shares authorized, none issued and
     outstanding......................................         --           --           --              --           --
Capital stock.........................................         --        2,750           --          (2,750)          --
Additional paid-in capital............................    195,826      173,303           --        (185,000)     184,129
Deficit accumulated during developmental stage........     (1,076)      (1,076)          --           1,076       (1,076)
Retained deficit......................................    (99,593)     (88,913)          --          88,913      (99,593)
                                                         --------     --------       ------       ---------     --------
                                                           95,534       86,064           --         (97,761)      83,837
Treasury stock at cost (73,935 Class B Shares)........       (425)          --           --              --         (425)
Promissory notes receivable...........................         --         (347)          --              --         (347)
                                                         --------     --------       ------       ---------     --------
       Total stockholders' equity.....................     95,109       85,717           --         (97,761)      83,065
                                                         --------     --------       ------       ---------     --------
       Total liabilities and stockholders' equity.....   $305,740     $410,006       $2,131       $(308,296)    $409,581
                                                         ========     ========       ======       =========     ========

                      IWO HOLDINGS, INC. AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                 For the Three Months Ended September 30, 2000
                                (In thousands)

                                                                      Independent
                                                IWO    Independent   Wireless One
                                             Holdings, Wireless One  Leased Realty
                                               Inc.    Corporation    Corporation
                                             (Parent)  (Guarantor)  (Non-Guarantor) Eliminations Consolidated
                                             --------- ------------ --------------- ------------ ------------
Net revenues................................ $     --    $ 17,387        $941         $  (941)     $ 17,387
                                             --------    --------        ----         -------      --------
Operating expenses:
   Costs of services and equipment
     (exclusive of depreciation and
     amortization shown below)..............       --      13,024         703              --        13,727
   Selling and marketing....................       --       4,662         114              --         4,776
   General and administrative:
       Noncash stock-based
         compensation.......................       --         213          --              --           213
       Related parties......................       --         832          --              --           832
       Other general and administrative
         expenses...........................       --       4,011         124              --         4,135
   Depreciation and amortization............       --       3,687          --              --         3,687
   Intercompany expenses....................       --         941          --            (941)           --
                                             --------    --------        ----         -------      --------
       Total operating expenses.............       --      27,370         941            (941)       27,370
                                             --------    --------        ----         -------      --------
Operating loss..............................       --      (9,983)         --              --        (9,983)
   Interest income..........................       --         238          --              --           238
   Interest expense.........................       --      (1,041)         --              --        (1,041)
   Interest expense--related parties........       --        (207)         --              --          (207)
   Amortization of debt issuance costs......       --        (790)         --              --          (790)
   Other debt financing fees................       --      (1,089)         --              --        (1,089)
   Equity in losses of wholly-owned
     subsidiaries...........................  (12,872)         --          --          12,872            --
                                             --------    --------        ----         -------      --------
       Net loss............................. $(12,872)   $(12,872)       $ --         $12,872      $(12,872)
                                             ========    ========        ====         =======      ========

                      IWO HOLDINGS, INC. AND SUBSIDIARIES

                 For the Three Months Ended September 30, 2001
                                (In thousands)

                                                          Independent    Independent
                                                           Wireless      Wireless One
                                              IWO             One       Leased Realty
                                         Holdings, Inc.   Corporation    Corporation
                                            (Parent)      (Guarantor)  (Non-Guarantor)   Eliminations   Consolidated
                                        ---------------  ------------  ---------------- -------------  -------------
Net revenues........................... $            --  $     32,245  $          2,483 $      (2,483) $      32,245
                                        ---------------  ------------  ---------------- -------------  -------------
Operating expenses:
   Costs of services and equipment
     (exclusive of depreciation and
     amortization shown below).........              --        23,430             1,978            --         25,408
   Selling and marketing...............              --         8,321               384            --          8,705
   General and administrative:
       Noncash stock-based
         compensation..................              --            26                --            --             26
       Related parties.................              --           380                --            --            380
       Other general and
         administrative expenses.......              --         4,945               121            --          5,066
Depreciation and amortization..........              --         4,924                --            --          4,924
Intercompany expenses..................              --         2,483                --        (2,483)            --
                                        ---------------  ------------  ---------------- -------------  -------------
   Total operating expenses............              --        44,509             2,483        (2,483)        44,509
                                        ---------------  ------------  ---------------- -------------  -------------
Operating loss.........................              --       (12,264)               --            --        (12,264)
   Interest income.....................             628         1,179                --            --          1,807
   Interest expense....................          (4,716)       (1,408)               --            --         (6,124)
   Interest expense--related parties...              --          (378)               --            --           (378)
   Amortization of debt issuance costs.              --          (709)               --            --           (709)
   Other debt financing fees...........              --          (418)               --            --           (418)
   Equity in losses of wholly-owned
     subsidiaries......................         (13,998)           --                --        13,998             --
                                        ---------------  ------------  ---------------- -------------  -------------
       Net loss........................ $       (18,086) $    (13,998) $             -- $      13,998  $     (18,086)
                                        ===============  ============  ================ =============  =============

                      IWO HOLDINGS, INC. AND SUBSIDIARIES

                 For the Nine Months Ended September 30, 2000
                                (In thousands)

                                                                           Independent
                                                            Independent   Wireless One
                                                  IWO       Wireless One  Leased Realty
                                             Holdings, Inc. Corporation    Corporation
                                                (Parent)    (Guarantor)  (Non-Guarantor) Eliminations Consolidated
                                             -------------- ------------ --------------- ------------ ------------
Net revenues................................    $     --      $ 39,803       $1,922        $(1,922)     $ 39,803
                                                --------      --------       ------        -------      --------
Operating expenses:
   Costs of services and equipment
     (exclusive of depreciation and
     amortization shown below)..............          --        30,660        1,366             --        32,026
   Selling and marketing....................          --        11,529          233             --        11,762
   General and administrative:
       Noncash stock-based
         compensation.......................          --           844           --             --           844
       Related parties......................          --         1,593           --             --         1,593
       Other general and administrative
         expenses...........................          --        10,894          323             --        11,217
   Depreciation and amortization............          --         8,459           --             --         8,459
   Intercompany expenses....................          --         1,922           --         (1,922)           --
                                                --------      --------       ------        -------      --------
       Total operating expenses.............          --        65,901        1,922         (1,922)       65,901
                                                --------      --------       ------        -------      --------
Operating loss..............................          --       (26,098)          --             --       (26,098)
   Interest income..........................          --         1,536           --             --         1,536
   Interest expense.........................          --        (2,055)          --             --        (2,055)
   Interest expense--related parties........          --          (401)          --             --          (401)
   Amortization of debt issuance costs......          --        (2,047)          --             --        (2,047)
   Other debt financing fees................          --        (2,843)          --             --        (2,843)
   Equity in losses of wholly-owned
     subsidiaries...........................     (31,908)           --           --         31,908            --
                                                --------      --------       ------        -------      --------
       Net loss.............................    $(31,908)     $(31,908)      $   --        $31,908      $(31,908)
                                                ========      ========       ======        =======      ========

                      IWO HOLDINGS, INC. AND SUBSIDIARIES

                 For the Nine Months Ended September 30, 2001
                                (In thousands)

                                                                           Independent
                                                            Independent   Wireless One
                                                  IWO       Wireless One  Leased Realty
                                             Holdings, Inc. Corporation    Corporation
                                                (Parent)    (Guarantor)  (Non-Guarantor) Eliminations Consolidated
                                             -------------- ------------ --------------- ------------ ------------
Net revenues................................    $     --      $ 76,951       $6,045        $(6,045)     $ 76,951
                                                --------      --------       ------        -------      --------
Operating expenses:
   Costs of services and equipment
     (exclusive of depreciation and
     amortization shown below)..............          --        56,400        4,854             --        61,254
   Selling and marketing....................          --        19,115          829             --        19,944
   General and administrative:
       Noncash stock-based
         compensation.......................          --           334           --             --           334
       Related parties......................          --         1,405           --             --         1,405
       Other general and administrative
         expenses...........................          --        13,662          362             --        14,024
   Depreciation and amortization............          --        13,492           --             --        13,492
   Intercompany expenses....................          --         6,045           --         (6,045)           --
                                                --------      --------       ------        -------      --------
       Total operating expenses.............          --       110,453        6,045         (6,045)      110,453
                                                --------      --------       ------        -------      --------
Operating loss..............................          --       (33,502)          --             --       (33,502)
   Interest income..........................       1,747         4,228           --             --         5,975
   Interest expense.........................     (12,427)       (4,304)          --             --       (16,731)
   Interest expense--related parties........          --        (1,145)          --             --        (1,145)
   Amortization of debt issuance costs......          --        (2,605)          --             --        (2,605)
   Other debt financing fees................          --        (1,505)          --             --        (1,505)
   Equity in losses of wholly-owned
     subsidiaries...........................     (38,833)           --           --         38,833            --
                                                --------      --------       ------        -------      --------
       Net loss.............................    $(49,513)     $(38,833)      $   --        $38,833      $(49,513)
                                                ========      ========       ======        =======      ========

                      IWO HOLDINGS, INC. AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                 For the Nine Months Ended September 30, 2000
                                (In thousands)

                                                                          Independent
                                                    IWO    Independent   Wireless One
                                                 Holdings, Wireless One  Leased Realty
                                                   Inc.    Corporation    Corporation
                                                 (Parent)  (Guarantor)  (Non-Guarantor) Eliminations Consolidated
                                                 --------- ------------ --------------- ------------ ------------
Net cash used in operating activities...........   $(103)   $  (9,750)        $--           $--       $  (9,853)
                                                   -----    ---------         ---           ---       ---------
Cash flows from investing activities:
  Deferred acquisition costs....................      --         (740)         --            --            (740)
  Purchase of Sprint assets.....................      --     (116,405)         --            --        (116,405)
  Restricted cash...............................      --       (8,000)         --            --          (8,000)
  Purchase of property and equipment............      --       (8,406)         --            --          (8,406)
  Construction in progress......................      --      (15,475)         --            --         (15,475)
                                                   -----    ---------         ---           ---       ---------
    Net cash used in investing activities.......      --     (149,026)         --            --        (149,026)
                                                   -----    ---------         ---           ---       ---------
Cash flows from financing activities:
   Stock option exercises.......................     272           --          --            --             272
   Proceeds received from issuance of debt......      --       80,000          --            --          80,000
   Purchase of treasury stock...................    (169)          --          --            --            (169)
   Payment for offering costs...................      --       (1,015)         --            --          (1,015)
   Payment for debt issuance costs..............      --       (2,221)         --            --          (2,221)
                                                   -----    ---------         ---           ---       ---------
    Net cash provided by financing activities...     103       76,764          --            --          76,867
                                                   -----    ---------         ---           ---       ---------
Net decrease in cash and cash equivalents.......      --      (82,012)         --            --         (82,012)
Cash and cash equivalents, beginning of period..      --      104,752          --            --         104,752
                                                   -----    ---------         ---           ---       ---------
Cash and cash equivalents, end of period........   $  --    $  22,740         $--           $--       $  22,740
                                                   =====    =========         ===           ===       =========
Non-cash:
  Offering costs included in accrued expenses...   $  --    $     480         $--           $--       $     480
  Property and equipment included in accounts
   payable......................................      --            4          --            --               4
  Construction in progress included in accounts
   payable......................................      --        2,701          --            --           2,701

                      IWO HOLDINGS, INC. AND SUBSIDIARIES

                 For the Nine Months Ended September 30, 2001
                                (In thousands)

                                                                                       Independent   Independent
                                                                                        Wireless    Wireless One
                                                                             IWO           One      Leased Realty
                                                                        Holdings, Inc. Corporation   Corporation
                                                                           (Parent)    (Guarantor) (Non-Guarantor) Eliminations
                                                                        -------------- ----------- --------------- ------------
Net cash (used in) provided by operating activities....................   $(107,167)    $  75,002        $ --          $ --
                                                                          ---------    ----------       -----          ----
Cash flows from investing activities:
   Purchase of investment securities at amortized cost--held to
    maturity...........................................................          --      (105,328)         --            --
   Proceeds from maturities of investment securities...................          --        28,079          --            --
   Restricted cash and U.S. Treasury obligations, at amortized cost--
    held to maturity...................................................     (53,057)           --          --            --
   Purchase of property and equipment..................................          --        (8,645)         --            --
   Construction in progress............................................          --       (55,543)         --            --
                                                                          ---------    ----------       -----          ----
         Net cash used in investing activities.........................     (53,057)     (141,437)         --            --
                                                                          ---------    ----------       -----          ----
Cash flows from financing activities:
   Gross proceeds received from equity investors for payment of
    promissory notes...................................................          --           396          --            --
   Stock option exercises..............................................         397            --          --            --
   Proceeds received from issuance of debt.............................          --        60,000          --            --
   Proceeds received from issuance of senior notes.....................     160,000            --          --            --
   Purchase of treasury stock..........................................        (173)           --          --            --
   Payment for offering costs..........................................          --        (7,724)         --            --
                                                                          ---------    ----------       -----          ----
         Net cash provided by financing activities.....................     160,224        52,672          --            --
                                                                          ---------    ----------       -----          ----
Net decrease in cash and cash equivalents..............................                   (13,763)         --            --
Cash and cash equivalents, beginning of period.........................          --        36,313          --            --
                                                                          ---------    ----------       -----          ----
Cash and cash equivalents, end of period...............................   $      --     $  22,550        $ --          $ --
                                                                          =========    ==========       =====          ====
Non-cash:
   Property and equipment included in accounts payable.................   $      --     $     245        $ --          $ --
   Property and equipment included in accrued expenses.................          --         1,109          --            --
   Construction in progress included in accounts payable...............          --           622          --            --
   Construction in progress included in accrued expenses...............          --         2,523          --            --




                                                                        Consolidated
                                                                        ------------
Net cash (used in) provided by operating activities....................  $ (32,165)
                                                                         ---------
Cash flows from investing activities:
   Purchase of investment securities at amortized cost--held to
    maturity...........................................................   (105,328)
   Proceeds from maturities of investment securities...................     28,079
   Restricted cash and U.S. Treasury obligations, at amortized cost--
    held to maturity...................................................    (53,057)
   Purchase of property and equipment..................................     (8,645)
   Construction in progress............................................    (55,543)
                                                                         ---------
         Net cash used in investing activities.........................   (194,494)
                                                                         ---------
Cash flows from financing activities:
   Gross proceeds received from equity investors for payment of
    promissory notes...................................................        396
   Stock option exercises..............................................        397
   Proceeds received from issuance of debt.............................     60,000
   Proceeds received from issuance of senior notes.....................    160,000
   Purchase of treasury stock..........................................       (173)
   Payment for offering costs..........................................     (7,724)
                                                                         ---------
         Net cash provided by financing activities.....................    212,896
                                                                         ---------
Net decrease in cash and cash equivalents..............................    (13,763)
Cash and cash equivalents, beginning of period.........................     36,313
                                                                         ---------
Cash and cash equivalents, end of period...............................  $  22,550
                                                                         =========
Non-cash:
   Property and equipment included in accounts payable.................  $     245
   Property and equipment included in accrued expenses.................      1,109
   Construction in progress included in accounts payable...............        622
   Construction in progress included in accrued expenses...............      2,523

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

  . statements regarding our future revenues, expense levels, liquidity and capital resources, operating losses and projections of when we will launch commercial wireless personal communications services and products and distribution channels in particular markets;

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

Overview

   In February 1999, we entered into a management agreement with Sprint PCS whereby we became the Sprint PCS affiliate with the exclusive right to provide 100% digital, 100% PCS services under the Sprint and Sprint

PCS brand names in our territory in the northeastern United States comprising approximately 6.1 million residents. This territory extends from suburban New York City (Orange and Sullivan Counties) north to the Canadian border and reaches from the eastern suburbs of Rochester to Syracuse, Ithaca, Binghamton and Elmira in central New York State (and extending into a small portion of north central Pennsylvania), east to include all of Vermont and New Hampshire (except Nashua, New Hampshire) and a portion of western Massachusetts. In March 2000, we completed the acquisition from Sprint PCS of certain assets, primarily network assets, and obtained the right to manage approximately 45,000 subscribers in the aforementioned territory at a purchase price of approximately $116.4 million. Sprint PCS had developed an operating network in seven markets within our territory which serves as the foundation of our network. In 2000, we expanded coverage of the markets acquired from Sprint PCS. As of September 30, 2001, we provided Sprint PCS services to 125,832 subscribers.

   Sprint PCS has invested approximately $90.0 million to purchase the PCS licenses in our territory and incurred additional costs for microwave clearing. Under our long-term agreements with Sprint PCS, we manage the network on Sprint PCS' licensed spectrum and use the Sprint and Sprint PCS brand names royalty-free during the term of our affiliation with Sprint PCS. We also have access to Sprint PCS' national marketing support and distribution programs and are entitled to buy network and subscriber equipment and handsets at the same discounted rates offered by vendors to Sprint PCS based on its large volume purchases. In exchange for these and other benefits, we are entitled to receive 92%, and Sprint PCS is entitled to retain 8%, of collected service revenues from customers in our Sprint PCS territory. We are entitled to 100% of revenues collected from the sale of handsets and accessories and on roaming revenues.

   As of September 30, 2001, our network covered 3.5 million of the 6.1 million residents in our territory.

Results of Operations

  The Three Months Ended September 30, 2001 Compared to the Three Months Ended September 30, 2000:

  Customer Additions

   As of September 30, 2001, we provided personal communication services to 125,832 customers, a net increase of 23,234 during the three months then ended, compared to a net increase of 8,240 new customers during the three months ended September 30, 2000. The increased customers are attributable to the expansion of the network within our existing markets as well as the expansion into new markets within our territory.

  Average Revenue Per User (ARPU)

   An important operating metric in the wireless industry is Average Revenue Per User (ARPU). ARPU summarizes the average monthly service revenue per customer. ARPU is computed by dividing service revenues by the average subscribers for the period. For the three months ended September 30, 2001, ARPU (including roaming) was $89 compared to $91 for the three months ended September 30, 2000, a decrease of $2. The decrease in ARPU primarily resulted from a decrease in roaming rates partially offset by higher average prices in service plans. Service revenues include the service revenues billed to our subscribers plus inbound roaming revenues. Excluding inbound roaming revenues, our subscriber service ARPU for the three months ended September 30, 2001, was $57 compared to $55 for the three months ended September 30, 2000, an increase of $2. The increase in subscriber service ARPU primarily resulted from new customers purchasing higher priced service plans.

  Revenues

   Net revenues were $32.2 million for the three months ended September 30, 2001 compared to $17.4 million for the three months ended September 30, 2000, an increase of $14.8 million. This is primarily attributable to the increase in our customer base and the inbound roaming revenues associated with the expansion of our network.

  Costs of Services and Equipment

   The costs of services and equipment were $25.4 million for the three months ended September 30, 2001 compared to $13.7 million for the three months ended September 30, 2000, an increase of $11.7 million. The costs incurred related to our agreement with Sprint PCS were $18.5 million, or 73% of total costs of services and equipment, for the three months ended September 30, 2001 and $11.2 million, or 82% of total costs of services and equipment, for the three months ended September 30, 2000. The comparative change was comprised of the following elements:

   Operations expense was $10.3 million for the three months ended September 30, 2001 compared to $4.7 million for the three months ended September 30, 2000, an increase of $5.6 million. This increase was a result of our network expansion, which led to increases in site lease costs and costs related to utilities and maintenance, engineering personnel and transport facilities, and the increase in our customer base, which led to more interconnect charges, long distance charges and off network roaming expenses which are incurred when an IWO customer roams on another carrier's network.

   Roaming expense on Sprint PCS networks was $8.0 million for the three months ended September 30, 2001 compared to $6.7 million for the three months ended September 30, 2000, an increase of $1.3 million. The increased roaming minutes resulted from the increase in our customer base.

   Cost of equipment was $4.4 million for the three months ended September 30, 2001 compared to $0.8 million for the three months ended September 30, 2000, an increase of $3.6 million. This increase is largely attributable to the increase in the number of customer additions over the same period in the prior year, as cost of equipment includes the cost of handsets and accessories sold primarily to new customers. The cost of handsets exceeds the retail price received from customers because we subsidize the price of handsets to remain competitive in the marketplace.

   Customer services and billing related expenses were $2.7 million for the three months ended September 30, 2001 and $1.6 million for the three months ended September 30, 2000, an increase of $1.1 million. This increase is attributable to the increase in the number of customers over the same period. These expenses include the cost of rendering customer bills and of customer care.

  Selling and Marketing

   We incurred selling and marketing expenses of $8.7 million during the three months ended September 30, 2001 compared to $4.8 million during the three months ended September 30, 2000, an increase of $3.9 million. The increase was a result of an increase in new subscribers. These amounts include retail store costs such as salaries and rent in addition to promotion, advertising and commission costs, and handset subsidies on units sold by third parties for which we do not take title. The costs incurred related to our agreement with Sprint PCS were $3.1 million, or 36% of total selling and marketing expenses, for the three months ended September 30, 2001 and $2.5 million, or 52% of total selling and marketing expenses, for the three months ended September 30, 2000.

  General and Administrative

   For the three months ended September 30, 2001, we incurred expenses of $5.5 million compared to $5.2 million for the three months ended September 30, 2000, an increase of $0.3 million. The increase is primarily attributable to an increase in our Sprint PCS affiliation fee resulting from growth in net revenues. Noncash stock option compensation expense was $26 thousand for the three months ended September 30, 2001 compared to $213 thousand for the three months ended September 30, 2000, a decrease of $187 thousand. The costs incurred related to our agreement with Sprint PCS were $1.4 million, or 25% of total general and administrative expenses, for the three months ended September 30, 2001 and $0.9 million, or 17% of total general and administrative expenses, for the three months ended September 30, 2000.
  Depreciation and Amortization

   For the three months ended September 30, 2001, depreciation and amortization expense increased to $4.9 million compared to $3.7 million for the three months ended September 30, 2000, an increase of $1.2 million.

The increase in depreciation and amortization expense relates primarily to the expansion of our network. Depreciation and amortization will continue to increase substantially as additional portions of our network are placed into service. We incurred capital expenditures of $15.1 million in the three months ended September 30, 2001, which included approximately $1.4 million of capitalized interest. We incurred capital expenditures of $13.6 million and capitalized interest of $0.2 million in the three months ended September 30, 2000.

  Interest Income

   For the three months ended September 30, 2001, interest income was $1.8 million compared to $0.2 million for the three months ended September 30, 2000, an increase of $1.6 million. We had higher average invested balances partially offset by decreasing interest rates for the three months ended September 30, 2001 compared to the three months ended September 30, 2000, as a result of the proceeds from our December 2000 equity offering and February 2001 debt offering. As capital expenditures are required to complete the build-out of our PCS network, and as working capital and operating losses are funded, decreasing average invested balances are expected to result in lower interest income for the remainder of fiscal 2001.

  Interest Expense

   For the three months ended September 30, 2001, interest expense was $6.5 million compared to $1.2 million for the three months ended September 30, 2000, an increase of $5.3 million. The increase is primarily attributable to increased borrowings under the senior credit facility and issuance of the senior notes. We had borrowings of $292.3 million as of September 30, 2001, compared to $80.0 million as of December 31, 2000.

  Amortization of Debt Issuance and Offering Costs

   For the three months ended September 30, 2001, amortization of debt issuance and offering costs was $0.7 million compared to $0.8 million for the three months ended September 30, 2000, a decrease of $0.1 million.

  Other Debt Financing Fees

   For the three months ended September 30, 2001, other debt financing fees were $0.4 million compared to $1.1 million for the three months ended September 30, 2000, a decrease of $0.7 million. The decrease was primarily attributable to the elimination of the commitment fee payable on the bridge loan that was replaced with our senior notes offering.

  The Nine Months Ended September 30, 2001 Compared to the Nine Months Ended September 30, 2000:

  Customer Additions

   As of September 30, 2001, we provided personal communication services to 125,832 customers, a net increase of 44,205 during the nine months then ended, compared to a net increase of 21,359 new customers during the nine months ended September 30, 2000. The increased customers are attributable to the expansion of the network within our existing markets as well as the expansion into new markets within our territory.

  Average Revenue Per User (ARPU)

   For the nine months ended September 30, 2001, ARPU (including roaming) was $82 compared to $78 for the nine months ended September 30, 2000, an increase of $4. The increase in ARPU primarily resulted from higher inbound roaming revenues as we expanded our network. Service revenues include the service revenues billed to our subscribers plus inbound roaming revenues. Excluding inbound roaming revenues, our subscriber service ARPU for the nine months ended September 30, 2001 and 2000, was $55.

  Revenues

   Net revenues were $77.0 million for the nine months ended September 30, 2001 compared to $39.8 million for the nine months ended September 30, 2000, an increase of $37.2 million. The increased revenue reflects the increase in customer base and the growth in inbound roaming revenues associated with our network expansion.

  Costs of Services and Equipment

   The costs of services and equipment were $61.3 million for the nine months ended September 30, 2001 compared to $32.0 million for the nine months ended September 30, 2000, an increase of $29.3 million. Operations expense was $25.1 million for the nine months ended September 30, 2001 and $14.7 million for the nine months ended September 30, 2000. Roaming expense on Sprint PCS networks was $21.1 million for the nine months ended September 30, 2001 and $11.3 million for the nine months ended September 30, 2000. Cost of equipment was $8.1 million for the nine months ended September 30, 2001 and $1.9 million for the nine months ended September 30, 2000. Customer services and billing related expenses were $7.0 million for the nine months ended September 30, 2001 and $4.1 million for the nine months ended September 30, 2000. These increases correspond with the network expansion and increase in subscribers since September 30, 2000. The costs incurred related to our agreement with Sprint PCS were $45.8 million, or 75% of total costs of service and equipment, for the nine months ended September 30, 2001 and $26.7 million, or 83% of total costs of service and equipment, for the nine months ended September 30, 2000.

  Selling and Marketing

   We incurred selling and marketing expenses of $19.9 million during the nine months ended September 30, 2001 compared to $11.8 million during the nine months ended September 30, 2000, an increase of $8.1 million. The costs incurred related to our agreement with Sprint PCS were $7.9 million, or 40% of total selling and marketing expenses, and $7.1 million, or 60% of total selling and marketing expenses, for the nine months ended September 30, 2001 and 2000, respectively.

  General and Administrative

   For the nine months ended September 30, 2001, we incurred expenses of $15.8 million compared to $13.7 million for the nine months ended September 30, 2000, an increase of $2.1 million. The increase is primarily attributable to an increase in our Sprint PCS affiliation fee resulting from growth in net revenues. Noncash stock option compensation expense was $0.3 million for the nine months ended September 30, 2001 compared to $0.8 million for the nine months ended September 30, 2000, a decrease of $0.5 million. The costs incurred related to our agreement with Sprint PCS were $3.7 million, or 23% of total general and administrative expenses, for the nine months ended September 30, 2001 and $2.2 million, or 16% of total general and administrative expenses, for the nine months ended September 30, 2000.

  Depreciation and Amortization

   For the nine months ended September 30, 2001, depreciation and amortization expense increased to $13.5 million compared to $8.5 million for the nine months ended September 30, 2000, an increase of $5.0 million. The increase in depreciation and amortization expense relates to the expansion of the operating network. Depreciation and amortization will continue to increase substantially as additional portions of our network are placed into service. We incurred capital expenditures of $62.4 million in the nine months ended September 30, 2001, which included approximately $3.8 million of capitalized interest. We incurred capital expenditures of $81.2 million, which includes the purchase of assets from Sprint PCS and capitalized interest of $0.3 million in the nine months ended September 30, 2000.

  Interest Income

   For the nine months ended September 30, 2001, interest income was $6.0 million compared to $1.5 million for the nine months ended September 30, 2000, an increase of $4.5 million. We had higher average invested balances partially offset by decreasing interest rates for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000, as a result of the proceeds from our December 2000 equity offering and February 2001 debt offering. As capital expenditures are required to complete the build-out of our PCS network, and as working capital and operating losses are funded, decreasing average invested balances are expected to result in lower interest income for the remainder of fiscal 2001.

  Interest Expense

   For the nine months ended September 30, 2001, interest expense was $17.9 million compared to $2.5 million for the nine months ended September 30, 2000, an increase of $15.4 million. The increase is primarily attributable to increased borrowings under the senior credit facility and issuance of the senior notes.

  Amortization of Debt Issuance and Offering Costs

   For the nine months ended September 30, 2001, amortization of debt issuance and offering costs was $2.6 million compared to $2.0 million for the nine months ended September 30, 2000, an increase of $0.6 million. The increase was primarily attributable to amortization of the costs incurred to issue our $160.0 million senior notes in February 2001.

  Other Debt Financing Fees

   For the nine months ended September 30, 2001, other debt financing fees were $1.5 million compared to $2.8 million for the nine months ended September 30, 2000, a decrease of $1.3 million. The decrease was primarily attributable to the elimination of the commitment fee payable on the bridge loan that was replaced with the issuance of our $160.0 million senior notes in February 2001.

Liquidity and Capital Resources

   During our developmental stage, our activities consisted principally of raising capital, consummating and supporting our agreements with Sprint PCS, developing the initial design of our network and adding to our management team. We commenced operations on January 5, 2000. Since then, our activities have consisted primarily of building our customer base and expanding our network coverage. We have relied on the proceeds from equity and debt financing, rather than revenues, as our primary sources of capital. Specifically, these activities to date have been funded through equity investments of $188.0 million as well as borrowings of $140.0 million under our senior credit facility and net proceeds from the issuance of $160.0 million of senior notes and warrants.

   Our $240.0 million senior secured credit facilities include:

  .  a $70.0 million eight-year revolving credit facility;

  .  a $120.0 million delayed draw, eight-year term loan facility; and

  .  a $50.0 million eight and one-half year term loan facility.

   We borrowed the full amount available under the $50.0 million term loan facility in March 2000 at the closing of our purchase from Sprint PCS of the network assets in our territory and, as of September 30, 2001, had borrowed $90.0 million under the $120.0 million term loan facility. Quarterly principal payments commence on both term loans in March 2004. The $120.0 million delayed draw term loan requires 17 quarterly payments ranging from $2,000,000 on March 31, 2004 to $12,000,000 on March 31, 2008. The $50.0 million term loan requires 19 quarterly payments ranging from $0.25 million on March 31, 2004 to $31.0 million on September 30, 2008.

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

   As of September 30, 2001, we had $22.6 million in cash and cash equivalents, compared to $36.3 million in cash and cash equivalents as of December 31, 2000. Working capital was $70.3 million as of September 30, 2001 as compared to working capital of $16.5 million as of December 31, 2000. As of September 30, 2001, we held $76.6 million in investment securities, of which $42.4 million was included in current assets, and $53.1 million in the Interest Reserve account for the senior notes, of which $22.6 million was included in current assets.

   We used $32.2 million of cash in operating activities during the nine months ended September 30, 2001. This was the result of our $49.5 million net loss and a net $0.2 million in cash used from changes in working capital, partially offset by depreciation and amortization and other non-cash items totaling $17.5 million.

   The $194.5 million of cash used in investing activities during the nine months ended September 30, 2001 includes cash outlays of $64.2 million for capital expenditures, purchases of $105.3 million of investment securities, and the establishment of the $53.1 million Interest Reserve related to the senior notes, reduced by $28.1 million in proceeds from matured investments.

   The $212.9 million in cash provided by financing activities during the nine months ended September 30, 2001 consisted primarily of proceeds of $160.0 million on the 14% senior notes less offering costs of approximately $7.7 million, $60.0 million drawn under the senior credit facility, $0.4 million from the exercise of stock options, and $0.4 million from the repayment of promissory notes, reduced by $0.2 million in treasury stock purchases.

   As of September 30, 2001, $100.0 million remained available under the senior credit facility. Such borrowings are subject to meeting specified conditions under the senior credit facility agreement. We expect that cash and cash equivalents and our investments in securities, together with future advances under the senior credit facility, will fund our capital expenditures and our working capital requirements through 2003, at which time we anticipate we will be cash flow positive. The senior credit facility and senior notes are subject to certain restrictive covenants including maintaining certain financial ratios, attaining defined subscriber growth and network coverage goals, and limiting annual capital expenditures. Further, the senior credit facility and senior note indenture restrict the payment of dividends on our common stock.

   As of September 30, 2001, management believes that we are in compliance with all financial and operational covenants associated with our senior credit facility, senior notes and agreements with Sprint PCS.

Recent Accounting Pronouncements

   In June 2001, Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" was issued by the Financial Accounting Standards Board
(FASB). SFAS No. 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001. We do not expect the adoption of this standard to have a material effect on our financial statements.

   In June 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was issued by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. We plan to adopt SFAS No. 142 on its effective date of January 1, 2002. We expect annual amortization expense to decrease by approximately $2.5 million due to the effect of this statement.

   In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We believe the adoption of this Statement will not have a material impact on our financial statements.
   In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ", and the accounting and reporting provisions of APB No. 30. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. We are currently reviewing this statement to determine its effect on our financial statements.

Seasonality

   Our business is subject to seasonality because the wireless industry is heavily dependent on fourth calendar quarter results. Among other things, the industry relies on significantly higher customer additions and handset sales in the fourth calendar quarter as compared to the other three calendar quarters. A number of factors contribute to this trend, including: the increasing use of retail distribution, which is heavily dependent upon the year-end holiday shopping season; the timing of new product and service introductions; competitive pricing pressures; and aggressive marketing and promotions. The increased level of activity requires a greater use of our available financial resources during this period.

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

   We are paid a fee from Sprint PCS for every minute that a Sprint PCS subscriber based outside of our markets uses the Sprint PCS network in our markets. Similarly, we pay a fee to Sprint PCS for every minute that a Sprint PCS subscriber based in our markets uses the Sprint PCS network outside our markets. Sprint PCS customers from our markets may spend more time in other Sprint PCS coverage areas than we anticipate and Sprint PCS customers from outside our markets may spend less time in our markets or may use our services less than we anticipate. As a result, we may receive less Sprint PCS inbound travel revenue than we anticipate or we may have to pay more Sprint PCS outbound travel fees than the inbound travel revenue we collect. For the year ended December 31, 2000, our inbound travel revenues represented 31% of our total revenues, and for the nine months ended September 30, 2001, our inbound travel revenues represented 30% of our total revenues. We expect this percentage to decrease significantly as we complete our network build and acquire more subscribers. To the extent our outbound travel expenses exceed our inbound travel revenues, Sprint PCS has agreed not to charge us for any excess until January 1, 2003, after which we will incur losses to the extent of the excess. In addition, under our agreements with Sprint PCS, Sprint PCS can change the current fee we receive and pay for each Sprint PCS travel minute.

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

   We currently have a $240.0 million senior credit facility and as of September 30, 2001 borrowed $140.0 million under this facility. In December 2000 we amended our $240.0 million senior credit facility to provide that, subject to specified conditions, we may request an increase of $25.0 million in available borrowings on or prior to March 31, 2002. No lender is obligated to subscribe to this new commitment. We also have $160.0 million in outstanding 14% senior notes due 2011. As a result, we have a substantial amount of long-term debt.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   For the nine months ended September 30, 2001, we did not experience any material change in market risk exposures that affect the quantitative and qualitative disclosures presented in our Registration Statements on Form S-1 (File No. 333-58890) and Form S-4 (File No. 333-58902), as filed and declared effective by the Securities and Exchange Commission on July 30, 2001.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

   (a) None.

   (b) None.

   (c) Set forth below is a description of our recent sales of unregistered securities:

   During the quarter ended September 30, 2001, we granted options to purchase an aggregate of 20,000 shares of class B common stock to one individual under our Management Stock Incentive Plan at an exercise price of $7.00 per share. The foregoing transactions were undertaken in reliance upon the exemption from the registration requirements of the Securities Act afforded by Section 4(2) of the Securities Act as transactions not involving any public offering. No underwriters were engaged in connection with any of the foregoing transactions.

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

   None.

ITEM 5. OTHER INFORMATION.

   None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

   (a) Exhibits.

Exhibit No. Description
----------- -----------
  10.12.3   Amendment to Employment Agreement, dated as of November 15, 2000, to
            Employment Agreement, between IWO Holdings, Inc., Independent Wireless One
            Corporation and Steven M. Nielsen

  10.16.8   Stock Option Agreement, dated as of November 15, 2000, between IWO Holdings,
            Inc. and Steven M. Nielsen

   (b) No current reports on Form 8-K were filed during the quarter ended September 30, 2001.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                IWO HOLDINGS, INC.
Date: November 7, 2001          By:  /s/ Steven M. Nielsen
                                    ---------------------------------------
                                    Steven M. Nielsen
                                    President and Chief Executive Officer
Date: November 7, 2001          By:  /s/ Timothy J. Medina
                                    ---------------------------------------
                                    Timothy J. Medina
                                    Vice President, Chief Financial Officer
                                    and Treasurer