Form 10-K
period 2001-12-31
IWO HOLDINGS INC
filed 2002-03-26
CIK 1116181

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               -----------------
                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended December 31, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

    For the transition period from __________ to __________

                       Commission file number 333-39746

                               -----------------
                              IWO Holdings, Inc.
            (Exact Name of Registrant as Specified in Its Charter)

                      Delaware
                   (State or Other
                    Jurisdiction               14-1818487
                 of Incorporation or        (I.R.S. Employer
                    Organization)          Identification No.)

                52 Corporate Circle,
                  Albany, New York
                (Address of Principal             12203
                 Executive Offices)            (Zip Code)


      Registrant's telephone number, including area code:  (518) 862-6000

                               -----------------

       Securities registered pursuant to Section 12(b) of the Act:  None

       Securities registered pursuant to Section 12(g) of the Act:  None

                               -----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   As of March 1, 2002, there were 37,588,383.6968 shares of the registrant's common stock outstanding (consisting of 15,000,000.0000 shares of Class A Common Stock, 13,429,098.6965 shares of Class B Common Stock, 3,555,630.4609 shares of Class C Common Stock, 60,000.0000 shares of Class D Common Stock and 5,543,654.5364 shares of Class E Common Stock).

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None.

================================================================================

                              IWO HOLDINGS, INC.

                          ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                                                                                Page
                                                                                               Number
                                                                                               ------
Cautionary Note Regarding Forward-Looking Statements..........................................    1

                                            PART I
Item 1   Business.............................................................................    2
Item 2   Properties...........................................................................   31
Item 3   Legal Proceedings....................................................................   31
Item 4   Submission of Matters to a Vote of Security Holders..................................   31

                                           PART II
Item 5   Market for Registrant's Common Equity and Related Stockholder Matters................   32
Item 6   Selected Financial Data..............................................................   32
Item 7   Management's Discussion and Analysis of Financial Condition and Results of Operations   34
Item 7A  Quantitative and Qualitative Disclosures About Market Risk...........................   58
Item 8   Financial Statements and Supplementary Data..........................................   58
Item 9   Change in and Disagreements with Accountants on Accounting and Financial Disclosure..   59

                                           PART III
Item 10  Directors and Executive Officers of the Registrant...................................   59
Item 11  Executive Compensation...............................................................   62
Item 12  Security Ownership of Certain Beneficial Owners and Management.......................   67
Item 13  Certain Relationships and Related Transactions.......................................   72

                                           PART IV
Item 14  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....................   74

SIGNATURES....................................................................................   80
FINANCIAL STATEMENTS..........................................................................  F-1
FINANCIAL STATEMENT SCHEDULES.................................................................  S-1
EXHIBITS

Cautionary Note Regarding Forward-Looking Statements

   This annual report on Form 10-K contains statements about future events and expectations which are "forward-looking statements." Any statement in this report that is not a statement of historical fact may be deemed to be a forward-looking statement. These forward-looking statements include:

  .  forecasts of growth in the estimated number of residents;

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

  .  our dependence on Sprint PCS's back office services;

  .  our limited operating history and anticipation of future losses;

  .  our potential need for additional capital;

  .  the continued ability to borrow under our senior credit facilities;

  . our dependence on contractor and consultant services, network implementation and information technology support;

  .  our competition;

  . our potential inability to expand our services and related products in the event of substantial increases in demand in excess of supply for network and handset equipment and related services and products;

  .  changes or advances in technology; and

  .  risks relating to our pending merger with US Unwired Inc.

   Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our management's analysis only as of the date hereof. We do not undertake any obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. In addition, if our merger with US Unwired is completed, we will be an indirect, wholly-owned subsidiary of US Unwired, and aspects of our business and operations could change significantly, such as our business strategy, our network build-out plan, our marketing and sales, our relationship with Sprint PCS and the agreements governing this relationship, and the composition of our management team and board of directors. Readers should carefully review the risk factors described in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                    PART I

Item 1.  Business.

Overview

   We provide digital wireless personal communications services, or PCS, and related products to customers in the northeastern United States as part of Sprint PCS's network. Digital wireless personal communications services employ advanced digital technologies to provide voice, data and internet services. These advanced digital technologies enable new and enhanced services, including greater call privacy and faster and more accurate transmission of data appropriate for facsimiles, electronic mail and connecting notebook computers and wireless hand-held devices with data networks.

   Sprint PCS operates the only 100% digital personal communications services network in the United States with licenses to provide nationwide service utilizing a single frequency band and a single technology. Our territory is comprised of approximately 6.2 million residents located in 20 contiguous markets across a large portion of upstate New York, New Hampshire (other than the Nashua market), Vermont, and portions of Massachusetts and Pennsylvania. Under an affiliation agreement between Sprint PCS and our operating subsidiary, Independent Wireless One Corporation, we have the exclusive right to use all the Sprint PCS-owned spectrum in our territory for all wireless communications services. Sprint PCS currently owns 30 MHz of spectrum throughout our territory. We also have the exclusive right to market and provide personal communications services under the Sprint(R) and Sprint PCS(R) brand names in our territory.

   As of December 31, 2001, we provided service to approximately 155,000 subscribers, and our network covered approximately 4.0 million residents or 65% of the residents in our territory.

Relationship with Sprint PCS

   Sprint PCS is a wholly-owned subsidiary of Sprint, a diversified telecommunications service provider. Sprint PCS operates the only 100% digital, 100% PCS wireless network in the United States with licenses to provide nationwide service using a single frequency and a single technology. Sprint PCS does not currently offer personal communications services in every state in the United States, and the actual scope of Sprint PCS service is limited. Where service on the Sprint PCS digital network is not available, subscribers may roam on the analog cellular networks of other providers using dual-frequency handsets that are both digital and analog capable.

   Sprint PCS has adopted a strategy to rapidly extend its 100% digital, 100% PCS network by entering into agreements with independent wireless companies such as us, which we refer to as affiliates, to construct and manage Sprint PCS markets and market Sprint PCS services. Through these affiliations, Sprint PCS services will be available in key cities contiguous to current and future Sprint PCS markets. The Sprint PCS network uses code division multiple access, or CDMA, technology nationwide.

Merger with US Unwired

   On December 19, 2001, we entered into a definitive agreement and plan of merger with US Unwired Inc., a Sprint PCS affiliate, pursuant to which we and an indirect, wholly-owned subsidiary of US Unwired will merge in a tax-free reorganization. US Unwired provides wireless personal communications services in eastern Texas, southern Oklahoma, southern Arkansas, significant portions of Louisiana, Alabama and Mississippi, the Florida panhandle and southern Tennessee. The transaction will be accounted for as a purchase transaction, with US Unwired as the accounting acquiror. The combined company will be called US Unwired.

   The merger agreement provides for, among other things, the following at the effective time of the merger:

  . Each issued and outstanding share of our outstanding common stock will be converted into the right to receive approximately 1.0371 shares of US Unwired common stock, referred to as the exchange ratio.

  . US Unwired will assume each unexpired and unexercised option to purchase shares of our common stock and each unexpired and unexercised warrant to purchase shares of our common stock issued as part of our units and convert the option or warrant into an option or warrant to purchase a number of shares of US Unwired common stock equal to the number of shares of our common stock subject to the assumed option or warrant multiplied by the exchange ratio, rounded down to the nearest whole share. The options will remain exercisable in accordance with the terms of our stock option plan, the agreements evidencing grants thereunder and any other existing agreements between us and an optionee. The warrants will remain subject to the terms and conditions set forth in the warrant agreement for the warrants.

  . US Unwired will exchange half of each unexpired and unexercised warrant initially issued to our founders and management (except for warrants issued to our chief executive officer) for a new warrant to purchase a number of shares of US Unwired common stock equal to the number of shares of our common stock subject to the exchanged warrant multiplied by the exchange ratio, rounded down to the nearest whole share. The other remaining half of each warrant will be canceled. These new warrants will remain subject to the terms and conditions set forth in the certificates representing the exchanged warrants except that they will become exercisable in full at the effective time of the merger.

  . US Unwired will exchange each unexpired and unexercised warrant issued to our chief executive officer for a new warrant to purchase a number of shares of US Unwired common stock equal to the number of shares of our common stock subject to the exchanged warrant multiplied by the exchange ratio, rounded down to the nearest whole share. The new warrants issued to our chief executive officer will remain subject to the terms and conditions set forth in the certificates representing the exchanged warrants except that they will become exercisable in full on December 31, 2003.

   The exercise price per share of US Unwired common stock issuable under each converted option, converted warrant or exchanged warrant will be equal to the exercise price per share of our common stock subject to the option or warrant divided by the exchange ratio, rounded up to the nearest whole cent. The total number of fully diluted shares of US Unwired common stock to be issued by US Unwired in connection with the merger will be approximately 45.9 million.

   In addition, our outstanding 14% senior notes due 2011 will remain outstanding after the merger under the existing indenture governing the notes. In order for US Unwired to comply with the indenture governing its own senior notes, US Unwired will designate us as its unrestricted subsidiary. As a result, for purposes of our and US Unwired's respective public debt indentures, we and US Unwired will operate as separate business entities following the merger. Despite this, if the merger is completed, aspects of our business and operations described in this Item 1 and elsewhere in this report could change significantly, such as our business strategy, our network build-out plan, our marketing and sales, our relationship with Sprint PCS and the agreements governing this relationship, and the composition of our management team and board of directors.

   The transaction is subject to customary regulatory review, and approvals by the stockholders of US Unwired and our company, both companies' senior secured lenders and Sprint PCS. Of these approvals and review, approval by the stockholders of US Unwired remains outstanding.

   The merger agreement will terminate if the merger is not consummated on or before June 18, 2002. We must pay US Unwired a termination fee of $7,000,000 if the merger has not occurred before June 18, 2002, and as of that date holders of at least 6% of our common stock have exercised and not withdrawn their appraisal rights.

   A copy of the merger agreement is filed as an exhibit to this report on Form 10-K.

Business Strategy

   We are a full-service provider of wireless voice, data and internet personal communications services and products in our territory. We believe that the following elements of our business strategy will enable us to expand our portion of the Sprint PCS network, distinguish our wireless service offerings from those of our competitors and compete successfully in the wireless communications marketplace.

  Capitalize on Our Sprint PCS Affiliation

   We will use our Sprint PCS affiliation to provide us with important marketing and operational advantages. These include:

  . exclusive right to use the Sprint(R) and Sprint PCS(R) brand names, products and services;

  .  Sprint PCS advertising, marketing and promotional programs;

  . ability to purchase network and subscriber equipment at Sprint PCS discounted rates; and

  .  benefits of Sprint PCS research and development.

  Build High Quality Personal Communications Services Network

   We are constructing a state-of-the-art, high quality 100% personal communications services network using 100% digital technology:

  . Our network design allows our system to handle higher traffic demand than cellular operators and other personal communications services operators who do not employ CDMA technology. This allows us to offer lower per-minute rates.

  . The use of cost-effective equipment in our network design will enable us to reach difficult locations and fill in isolated coverage gaps, reducing our capital expenditures and overall operating costs.

  . We plan to reduce construction costs for our network by locating our equipment on existing towers with other wireless providers as our primary strategy and developing our radio frequency design around this strategy.

  . We plan for our network to cover both densely populated areas, in order to provide a higher quality network to a significant portion of the residents in our territory, and highways and destination points, including well-known ski resorts and vacation spots, in order to capture traveling revenues.

  Execute an Integrated Marketing Plan

   Our marketing approach leverages Sprint PCS's highly recognizable brand name and reputation and its relationship with major national retailers. We emphasize the improved quality, enhanced features and favorable pricing of Sprint PCS service. In addition, we benefit from Sprint PCS's:

  .  organized national accounts sales force;

  .  e-commerce web site; and

  .  pre-negotiated contracts with national retailers.

   To complement our national benefits from Sprint PCS on the local level, we:

  . market our products and services using point-of-sale, direct mail, telemarketing, radio and print campaigns; and

  . distribute our products and services through our own Sprint-branded and Sprint PCS stores, a business focused sales force and local agents and retailers.

   We believe that our strategy will help us to maximize market penetration and minimize customer turnover.

  Develop an Efficient Operating Structure

   We intend to maximize operating efficiency by using Sprint PCS's existing back office services. As the customer base in our territory grows, we may elect to develop our own internal systems for certain back office functions, such as customer activation, billing and customer care, or outsource such functions directly to third-party vendors if it is more cost-effective. In the interim, the immediate availability of Sprint PCS's back office services significantly reduces our risks of execution in starting and growing our business and allows us to focus more attention on building our network and acquiring and keeping customers. For example, we currently purchase billing and customer care from Sprint PCS on a per-subscriber basis, thereby avoiding the costly, time-consuming and labor-intensive tasks of building our own systems.

Markets and Build-Out Plan

  Markets

   Our territory encompasses approximately 6.2 million people located within 20 markets in the northeastern United States. Our territory is cradled by the metropolitan areas of New York City, Boston, Buffalo, Philadelphia, Rochester, Montreal and Toronto. The territory extends from suburban New York City (Orange and Sullivan Counties) north to the Canadian border. Our territory reaches from the eastern suburbs of Rochester to Syracuse, Ithaca, Binghamton and Elmira in central New York State, east to include all of Vermont and New Hampshire (except Nashua, New Hampshire, but including the extreme northwestern suburbs of Boston). Details of our market and build-out plan as of December 31, 2001 are set forth in the following table. The estimated market population represents our potential market and not the number of our expected customers or our growth prospects. As of December 31, 2001, we provided service to approximately 155,000 subscribers in 13 markets. The number of our subscribers who are located in the markets we have launched varies based upon the total population of the markets, how long the markets have been launched and the extent of our marketing efforts to date in such markets.

                                                                            Percentage of
                                                                              Estimated
                                                    Estimated                  Covered
                                                      Market     Expected      Market
                                             Basic  Population Initial Date Population at
                                            Trading    (In          of      December 31,  Spectrum
                  Market                     Area   thousands)  Operation       2003       (MHz)
                  ------                    ------- ---------- ------------ ------------- --------
Albany/Schenectady, NY.....................     7     1,048     Operating        81%         30
Syracuse, NY...............................   438       779     Operating        82%         30
Poughkeepsie, NY...........................   361       461     Operating        91%         30
Orange/Sullivan County, NY.................   321       419     Operating        95%         30
Binghamton, NY, PA.........................    43       344     Operating        75%         30
Utica, NY..................................   453       298     Operating        73%         30
Elmira, NY, PA.............................   127       313     Operating        50%         30
Watertown, NY..............................   463       302     Operating        38%         30
Plattsburgh, NY............................   352       119      Q2 2002         65%         30
Glens Falls, NY............................   164       125     Operating        55%         30
Oneonta, NY................................   333       110     Operating        40%         30
Ithaca, NY.................................   208        97      Q2 2002         94%         30
Manchester, NH.............................   274       478     Operating        75%         30
Rockingham/Strafford County, NH............    51       393     Operating        93%         30
Lebanon, NH................................   249       180       2003           49%         30
Keene, NH..................................   227       118       2003           66%         30
Burlington, VT.............................    63       412      Q2 2002         58%         30
Rutland, VT................................   388       100      Q2 2002         70%         30
Pittsfield, MA.............................   351       134     Operating        80%         30
                                                      -----
   Total--Estimated 2001 Market Population.           6,230

   A basic trading area, or BTA, is a collection of counties surrounding a metropolitan area in which there is a commercial community of interest. The basic trading area number in the table is assigned to that market by the FCC for the purpose of issuing licenses for wireless services. The estimated 2001 market population in the table is based on the report dated January 16, 2002 by Kagan World Media, as compiled from U.S. Department of Census, U.S. Department of Transportation and SRC, LLC data. Reprinted with permission of Paul Kagan World Media.

   Within the region there are significant volumes of traffic on major highways including the Massachusetts Turnpike (I-90), the New York State Thruway (I-87), the Northway, and several other interstate highways.

                                                                       Linear Miles              Avg. Daily
                                                                         Between    Linear Miles  Traffic
                                                                          Areas        Within     Count in
Interstate                        Areas Linked                            Linked     Territory   Territory
----------                        ------------                         ------------ ------------ ----------
   I-84    Danbury, CT to the Catskill Mountains......................       79           58        20,745
   I-87    Main route from New York City to Albany to Montreal, Canada      376          288        21,292
   I-89    Burlington, VT to Concord, NH..............................      189          189        21,396
   I-90    Boston to Buffalo via Albany, Syracuse & Rochester, NY.....      456          212        31,365
   I-95    Boston, MA to Portland, ME.................................      107           16        53,587
   I-93    St. Johnsbury, VT to Boston, MA............................      171          141        28,856
   I-81    Canadian border south through the Appalachian Mountains via
             Syracuse and Binghamton, NY..............................    1,302          170        14,800
   I-91    Canadian border south to New Haven, CT via Hartford, CT and
             Springfield, MA..........................................      310          174        15,200
                                                                          -----        -----     ---------
              Total...................................................    2,990        1,248        22,528
                                                                                                 (weighted
                                                                                                   average)

  Build-Out Strategy

   Sprint PCS developed an operating network in seven markets within our territory which was the foundation for our network. In 2000, we expanded coverage of the markets acquired from Sprint PCS. In 2001, we developed our network in our territory, launched service in six markets and expanded interconnecting highway coverage. In 2002, we plan to launch four additional markets and expand coverage of our existing markets. We plan to launch our remaining two markets in 2003. The following table summarizes cumulative operating data and timing of this network build-out plan. The total number of residents covered and the total number of cell sites will depend on the final network design and site availability.

                                                    As of December 31,
                                              ------------------------------
            Network Build-Out Plan              2000     2001   2002   2003
            ----------------------            -------- -------- -----  -----
                                              (Actual) (Actual)
  Number of Markets..........................      7       13      17     19
  Residents in Launched Markets (in millions)    3.9      5.2     5.9    6.2
  % Total 2001 Residents.....................     63%      83%     95%   100%
  Covered Residents (in millions)............    2.7      4.0     4.3    4.6
  % Total 2001 Residents.....................     44%      65%     69%    74%
  Miles of Highway...........................  1,427    3,538   3,789  3,789
  Switches...................................      2        3       3      3
  Cell Sites.................................    219      469     709    859

Products and Services

   We offer products and services throughout our territory under the Sprint(R) and Sprint PCS(R) brand names. Our products and services are designed to mirror the service offerings of Sprint PCS and to integrate with the Sprint PCS network. The Sprint PCS products and services we currently offer include the following:

  100% Digital, 100% PCS Network

   We are part of the only 100% digital, 100% wireless PCS network in the country. Sprint PCS and its affiliates reach more than 230 million people. Sprint PCS operates personal communications systems in more than 300 metropolitan areas across the country. Although Sprint PCS and its affiliates do not currently offer personal communications services in every state in the United States, they provide an extended coverage area for our customers, allowing access to Sprint PCS services throughout the Sprint PCS network. Dual-frequency handsets that are both digital and analog capable allow roaming on wireless networks where Sprint PCS has roaming agreements. For a discussion of the Sprint PCS network technology, its benefits and limitations, see "Technology--Code Division Multiple Access Technology" below.

  Access to the Sprint PCS Wireless Web

   We offer and support the "Sprint PCS Wireless Web" in our territory. The Sprint PCS Wireless Web allows customers with handsets capable of data transmission to connect their portable computers or wireless hand-held devices to the internet. Sprint PCS customers with handsets capable of data transmission also have the ability to receive selected information updates, including e-mail, stock prices, sports scores and weather reports. Sprint PCS customers with web-browser enabled handsets have the ability to connect to and browse specially designed text-based internet sites on an interactive basis. Sprint PCS has agreements with internet companies including AOL, Yahoo!, Amazon.com, Bloomberg.com, ABCNews.com, FOXSports.com, Google.com, MapQuest.com, CBS MarketWatch, E*Trade, ESPN.com, Forbes.com, New York Times Digital, eBay.com, Weather.com, Walt Disney Internet Group, Washingtonpost.com, FTD.com and USAToday.com.

  Service Packages

   The Sprint PCS "Free and Clear" plans include a fixed number of minutes for a set price with enhanced features such as voicemail with numeric paging, caller ID, call waiting and three-way calling. At no additional charge, the customer can select domestic long distance calling from anywhere on the network, a set amount of night and weekend minutes, access to the Sprint PCS Wireless Web, or "Voice Command" voice dialing service. For an additional charge, the customer can add other options including a select number of information updates or messages from the Sprint PCS Wireless Web, additional off-peak minutes and the ability to share the plan minutes with another customer.

  Advanced Handsets and Longer Battery Life

   We primarily offer a selection of CDMA-compatible dual-frequency handsets with various advanced features and technology, such as internet readiness described above in "--Access to the Sprint PCS Wireless Web." All handsets are equipped with pre-programmed features such as caller ID, call waiting, phone books, speed dial and last number redial and are sold under the Sprint(R)/ and Sprint PCS(R) brand names. CDMA-compatible handsets weighing approximately 2.3 to 7.3 ounces offer up to twelve days of standby time and approximately five hours of talk time.

   In addition, we offer dual-frequency handsets that also are both digital and analog capable which allow customers to make and receive calls on the networks of other wireless service providers with whom Sprint PCS or we have agreements. These handsets allow roaming on cellular networks where Sprint PCS digital service is not available. When roaming in analog markets, stand-by and talk times for these handsets are greatly reduced.

  Privacy and Security

   Sprint PCS provides voice transmissions encoded into a digital format with a significantly lower risk of unauthorized use and eavesdropping than analog-based systems. Sprint PCS customers using dual-frequency handsets in analog mode, such as when roaming, do not have the benefit of digital security.

  Improved Voice Quality

   We believe that, compared to other digital and analog technologies used for managing wireless transmissions such as time division multiple access, CDMA technology offers significantly improved voice quality, more powerful error correction and less susceptibility to call fading and enhanced interference rejection; all of which result in fewer dropped calls.

  Simple Activation

   Customers can purchase a Sprint PCS handset at a retail location and activate their service and program the handset by calling Sprint PCS customer care.

  Customer Care

   Sprint PCS provides customer care services to customers based in our territory under our services agreement. Sprint PCS offers customer care 24 hours a day, seven days a week. Customers can call the Sprint PCS toll-free customer care number from anywhere in the country. All Sprint PCS handsets are pre-programmed with a speed dial feature that allows customers to easily reach customer care at any time by dialing "*2." Customers may also check their accounts by dialing "*4" from their Sprint PCS phone. In addition, customers may manage their Sprint PCS accounts through the internet on the Sprint PCS web site.

  Other Services

   In addition to the services described above, and since Sprint is not a local phone company in our territory, We may also offer wireless local loop services for voice, data and internet throughout our territory. We also believe that new features and services will be developed on the Sprint PCS network to capitalize on CDMA technology. Sprint PCS conducts ongoing research and development to produce innovative services that are intended to give Sprint PCS a competitive advantage. We expect to benefit from Sprint PCS's research and development, although we may incur additional expenses in modifying our technology to provide these additional features and services.

  Traveling and Roaming

   Sprint PCS Traveling. On-network usage between Sprint PCS and its affiliate markets is referred to as "travel." Sprint PCS traveling includes inbound travel, when a Sprint PCS subscriber based outside of our territory uses our portion of the Sprint PCS network, and outbound travel, when a Sprint PCS subscriber based in our territory uses the Sprint PCS network outside of our territory. Sprint PCS pays us a per minute fee for inbound Sprint PCS travel. Similarly, we pay a per minute fee to Sprint PCS for outbound Sprint PCS travel. Pursuant to our affiliation agreements with Sprint PCS, Sprint PCS has the discretion to change the per minute rate for Sprint PCS inbound travel revenues and outbound travel fees. During 2000, outbound travel fees exceeded inbound travel revenues. We believe this was due to our small network build compared to the extensive builds in the surrounding metropolitan areas. During 2001, inbound travel revenues exceeded outbound travel fees resulting from our continued network expansion. In order to relieve us of the cash outflow that might otherwise occur during our network build-out, our management agreement with Sprint PCS provides that until December 31, 2002, we will not be required to pay more fees for outbound travel than the amount of revenues we receive for inbound travel.

   Non-Sprint PCS Roaming. Non-Sprint PCS roaming includes both inbound non-Sprint PCS roaming, when a non-Sprint PCS subscriber uses our portion of the Sprint PCS network, and outbound non-Sprint PCS roaming, when a Sprint PCS subscriber based in our territory uses a non-Sprint PCS network. Pursuant to roaming agreements between Sprint PCS and other wireless service providers, when another wireless service provider's subscriber uses our portion of the Sprint PCS network, we earn inbound non-Sprint PCS roaming revenue. These wireless service providers must pay fees for their subscribers' use of our portion of the Sprint PCS network and, as part of our collected revenues under our management agreement with Sprint PCS, we are entitled to 92% of these fees. Currently, pursuant to our services agreement with Sprint PCS, Sprint PCS bills these wireless service providers for these fees. When another wireless service provider provides service to one of the Sprint PCS subscribers based in our territory, we pay outbound non-Sprint PCS roaming fees for that service. Sprint PCS then bills the Sprint PCS subscriber for use of that provider's network at rates specified in his or her contract and pays us 100% of this outbound non-Sprint PCS roaming revenue collected from that subscriber on a monthly basis.

   For a discussion of products and services provided under our management agreement with Sprint PCS, see "Sprint PCS Agreements--The Management Agreement--Products and Services" below. For a discussion of roaming fees and prices under our management agreement with Sprint PCS, see "Sprint PCS Agreements--The Management Agreement--Service Pricing, Roaming, Travel and Fees" below.

Marketing

   We use a marketing approach that leverages Sprint PCS's nationwide license and brand name and the strategies which have helped Sprint PCS to become a leading provider of personal communications services in the United States. Simultaneously, our marketing approach capitalizes on our regional focus and flexibility, through pricing and marketing enhancements, to respond quickly to changing customer needs.

  Use of Sprint PCS's Brand Name and Marketing

   We continue to build on Sprint PCS's national distribution channels and advertising programs by featuring exclusively and prominently the nationally recognized Sprint(R) and Sprint PCS(R) brand names in our marketing efforts. We expect our customers to perceive and use our personal communications services network, the Sprint PCS network and its affiliates' networks as a unified network.

  Pricing

   We use Sprint PCS's pricing strategy to offer our customers simple, easy-to-understand pricing plans. Sprint PCS's consumer pricing plans are typically structured with competitive monthly recurring charges for a fixed number of minutes and per-minute rates for excess usage beyond the plan amount. Lower per-minute rates relative to analog cellular providers are possible in part because the CDMA technology that both we and Sprint PCS employ has greater capacity than current analog cellular systems, enabling us to market high-use customer plans at significantly lower prices. Sprint PCS's current national plans typically:

  .  include large local calling areas;

  . offer the option of service features such as voicemail, enhanced caller ID, call waiting, and three-way calling;

  .  include minutes in any Sprint PCS market with no traveling charges;

  . offer a wide selection of feature-rich phones to meet the needs of consumers and businesses; and

  .  provide a limited-time money-back guarantee on Sprint PCS phones.

   In addition, Sprint PCS's "Free and Clear" national calling plans include long distance calling from anywhere on the Sprint PCS network to anywhere in the United States at no additional charge. Total Digital

Connection Plans are available to both consumer and business customers and include nationwide long distance, Sprint PCS Voice Command and Sprint PCS Wireless Web.

  Advertising

   We can use the Sprint PCS brand and logo in all of our wireless communications marketing efforts and external communications. Sprint PCS has launched a national advertising campaign to promote its products, and we expect to use the Sprint PCS name and reputation to attract customers more efficiently than we could if we did not have the benefit of the use of the Sprint PCS name.

   In addition, Sprint PCS is a sponsor of numerous selective, broad-based national and regional events. These sponsorships provide Sprint PCS with brand name and product recognition in high profile events, provide a forum for sales and promotional events and enhance our promotional efforts in our territory.

  Local Focus

   Our advertising and promotional program is tailored to our territory and may consist of local radio, television, printed collateral, billboards, and newspaper advertising. We are expanding a local sales force to execute our marketing strategy through direct business-to-business contacts, company owned retail stores, local distributors and other channels. See "Sprint PCS Agreements--The Management Agreement--Advertising and Promotions" below.

  Bundling of Services

   We capitalize on the complete array of communications services offered by bundling Sprint PCS services with other Sprint products, such as residential long distance.

  Customer Segmentation

   We have two customer target segments.

  . Consumer Market. We target two consumer market segments: wireless intenders and wireless users. The wireless intender does not currently own or use a wireless phone but believes he or she will purchase a phone in the next six months, while the wireless user currently subscribes to a wireless service. We prepare appropriate marketing programs to target these customer segments, specifically addressing key service needs including clarity, base level services, functional quality and service reliability.

  . Business Market. We target small- to medium-sized business customers with a differentiated, more locally oriented wireless product by highlighting the all-digital nature of Sprint PCS's network, the network's quality, capacity and coverage, increased security, and increased functionality through advanced features. Business professional users typically have much higher average minutes of use and are more receptive to lower-priced bundled packages.

Sales and Distribution

   Our sales and distribution plan mirrors and builds upon Sprint PCS's multiple channel sales and distribution plan. We have identified the following six distribution channels that combine traditional cellular channels like retail stores, with more innovative outlets such as web-based sales, to reach our target markets.

  . Sprint PCS retail sales. We operate our own Sprint PCS-branded retail stores within our coverage area, primarily targeting the non-business consumer. As of December 31, 2001, we had 20 retail stores and plan to expand to 23 stores by the end of 2003. We will locate our stores in principal metropolitan markets within our territory, providing us with a strong local presence and a high degree of visibility. Our showrooms are designed in accordance with Sprint PCS specifications and branded as Sprint PCS stores.

  . Business-to-business sales. Our direct sales force is focused on business users.

  . Sprint PCS national sales effort. Sprint PCS has an extensive national account marketing program that focuses on the corporate headquarters of Fortune 1,000 companies. Once a Sprint PCS representative reaches an agreement with the corporate headquarters, we service the offices of that corporation on a local basis and record the revenue generated by the corporate client. We reimburse Sprint PCS for certain purchase costs related to those customers. We visit local branches of Sprint PCS's national accounts to reinforce the relationship with Sprint PCS.

  . Indirect sales. Indirect sales is also commonly referred to as the dealer channel. Within our territory, as of December 31, 2001, Sprint PCS had approximately 376 retail points of sale under third-party agent agreements, including 121 Radio Shack stores/franchisees, 42 Wal-Mart stores, 34 Staples stores, 19 Ritz Camera stores, 19 Kmart stores, 15 Office Max stores, nine Best Buy stores, nine Circuit City stores, five Target stores, four Tweeter stores, three CompUSA stores, three Boscov's stores, two Office Depot stores and 91 local agents.

  . Telemarketing. Sprint PCS operates both inbound and outbound telemarketing services. Sprint PCS's telemarketing efforts are targeted primarily to current or previous Sprint long distance customers. As the exclusive provider of Sprint PCS products and services in our market, we use the national Sprint "1-800-480-4PCS" number campaigns that generate call-in leads. These leads are handled by Sprint PCS's inbound telemarketing group.

  . Alternative sales channels. Sprint PCS launched an internet web site in December 1998 which contains information on Sprint PCS products and services. We sell personal communications services over Sprint PCS's web site and use Sprint PCS's "phone-in-a-box" program, which enables activation by dialing 1-800-480-4PCS.

Technology

  General

   In the commercial wireless communications industry, there are two principal services licensed by the FCC for transmitting two-way, real-time voice and data signals: "cellular" and "personal communications services." In addition, enhanced specialized mobile radio service, a relatively new technology, allows for interconnected two-way real time voice and data services. The FCC licenses these applications, each of which operates in a distinct radio frequency block. Cellular, which uses the 800 MHz frequency block, was the original form of widely-used commercial wireless voice communications. Cellular systems are predominantly analog-based, but over the last several years cellular operators have started to use digital service in the 800 MHz frequency block. Digital services have been deployed, as a complement to the analog-based services, in most of the major metropolitan markets.

   In 1993, the FCC allocated the 1900 MHz frequency block of the radio spectrum for wireless personal communications services. Wireless personal communications services differ from traditional analog cellular telephone service principally in that wireless personal communications services systems operate at a higher frequency and employ advanced digital technology. Analog-based systems send signals in which the transmitted signal resembles the input signal, the caller's voice. Digital systems convert voice or data signals into a stream of digits that permit a single radio channel to carry multiple simultaneous transmissions. Digital systems are also able to re-use the same frequency more quickly than analog systems, resulting in greater capacity than analog systems. This enhanced capacity allows digital-based wireless technologies to offer new and enhanced services, including greater call privacy and faster and more accurate transmission of data appropriate for facsimiles, electronic mail and connecting notebook computers and wireless hand-held devices with data networks.

   Wireless communications systems, whether personal communications services or cellular, are divided into multiple geographic coverage areas, known as "cells." In both personal communications services and cellular systems, each cell contains a transmitter, a receiver and signaling equipment, known as the "base station." The base station is connected by microwave or landline telephone lines to a switch that uses computers to control the operation of the cellular or personal communications services network system. The system:

  . controls the transfer of calls from cell to cell as a subscriber's handset travels;

  .  coordinates calls to and from handsets;

  .  allocates calls among the cells within the system; and

  . connects calls to the local landline telephone system or to a long distance carrier.

   Wireless communications providers establish interconnection agreements with local phone companies and long distance carriers, thereby integrating their system with the existing landline public telecommunications system and the internet. Because the signal strength of a transmission between a handset and a base station declines as the handset moves away from the base station, the switching office and the base station monitor the signal strength of calls in progress. When the signal strength of a call declines to a predetermined level, the switching office may "hand off" the call to another base station where the signal strength is stronger.

   Wireless digital signal transmission is accomplished through the use of various forms of frequency management technology or "air interface protocols." Personal communications systems operate under one of three principal air interface protocols, code division multiple access, commonly referred to as CDMA, time division multiple access, commonly referred to as TDMA, or global system for mobile communications, commonly referred to as GSM.

   Time division multiple access and global system for mobile communications are both time division multiple access systems but are incompatible with each other. The CDMA system is incompatible with both of those systems. Accordingly, a subscriber of a system that utilizes CDMA technology is unable to use a CDMA handset when traveling in an area not served by CDMA-based wireless personal communications services operators, unless the customer carries a dual-frequency handset that is both digital and analog capable which permits the customer to use the analog cellular system in that area. The same issue would apply to users of the other systems.

   All of the wireless personal communications services operators now have dual-mode or tri-mode handsets available to their customers. Because digital networks do not cover all areas in the country, these handsets will remain necessary for segments of the subscriber base.

  Code Division Multiple Access Technology

   Sprint PCS's network and its affiliates' networks all use digital CDMA technology. We believe that CDMA technology provides important system performance benefits such as:

  . Greater capacity. We believe, based on studies by manufacturers of CDMA products, that CDMA systems can provide system capacity that is approximately eight to ten times greater than that of current analog technology and approximately three to six times greater than time division multiple access systems including global system for mobile communications systems.

  . Superior voice quality. We believe that CDMA technology provides superior voice quality and reduces background noise.

  . Privacy and security. One of the benefits of CDMA technology is that it combines a constantly changing digital coding scheme with a low power signal to enhance call security and privacy.

  . Soft hand-off. CDMA systems transfer calls throughout the CDMA network using a technique referred to as a soft hand-off, which connects a mobile customer's call with a new cell site while maintaining a connection with the cell site currently in use. CDMA networks monitor the quality of the transmission received by multiple cell sites simultaneously to select a better transmission path and to ensure that the network does not disconnect the call in one cell unless replaced by a stronger signal from another cell site. Analog, time division multiple access technology and global system for mobile communications technology networks use a "hard hand-off" that disconnects the call from the current cell site and connects with a new cell site without any simultaneous connection to both cell sites, which results in more dropped calls.

  . Simplified frequency planning. Frequency planning is the process used to analyze and test alternative patterns of frequency use within a wireless network to minimize interference and maximize capacity. Unlike systems based on time division multiple access technology or global system for mobile communications technology, systems based on CDMA technology can re-use the same subset of allocated frequencies in every cell, substantially reducing the need for costly frequency patterning and constant frequency plan management.

  . Longer battery life. Due to their greater efficiency in power consumption, CDMA handsets can provide longer standby time and more talk time availability when used in the digital mode than handsets using alternative digital or analog technologies.

   While CDMA technology has the inherent benefits discussed above, time division multiple access networks are generally less expensive when overlaying existing analog systems because time division multiple access spectrum usage is more compatible with analog spectrum planning. In addition, global system for mobile communications technology, unlike CDMA technology, allows multi-vendor equipment to be used in the same network. This, along with the fact that global system for mobile communications technology is currently more widely used throughout the world than CDMA technology, provides economies of scale for handset and equipment purchases. A standards process is also underway which will allow wireless handsets to support analog, time division multiple access and global system for mobile communications technologies in a single unit. Currently, there are no plans to have CDMA handsets that also support either the time division multiple access or global system for mobile communications technologies.

Equipment

   We utilize Sprint PCS's approved vendors to obtain switch and cell site equipment and handsets at estimated savings of up to 30% to 40% of the price we would otherwise pay as a small independent wireless company. We are entitled to these discounts as a result of equipment and handset agreements between Sprint PCS and its suppliers.

  . Cell sites and switch equipment. Currently, we are operating three 5ESS Lucent switches and related cell site equipment. We have negotiated and completed a contract with Lucent to provide the cell site and switch equipment necessary for the further build-out of our markets.

  . Handsets. We offer both single-frequency CDMA and dual-frequency CDMA/analog multi-network telephone handsets. Handset costs are expensive for the typical consumer and require subsidy, although in the long term, such prices are expected to decline. We expect to continue to subsidize handset costs. All handsets are subject to Sprint PCS discount purchase savings averaging an estimated 30-40% of the wholesale price. In addition, because Sprint PCS is a participant in the handset development process, we expect to gain access to newer handsets earlier than non-Sprint PCS carriers using CDMA technology.

Competition

   We compete with a number of cellular carriers and new personal communications services entrants in each of our markets. Our major competitors in terms of market coverage are Verizon Wireless, Cingular Wireless, AT&T Wireless, Nextel Communications/Nextel Partners and VoiceStream Wireless. These providers in our service area serve different geographic segments but no single carrier provides complete coverage throughout our service territory. Additionally, some of our competitors operate analog networks which require significant upgrades and therefore cannot offer the quality service provided by our 100% digital, 100% personal communications services wireless network.

   Subject to the completion of our network build-out, we believe we will compete effectively against these wireless competitors primarily by targeting business and personal users who benefit from the voice clarity, reliability and coverage of the Sprint PCS network. For a description of the costs and timing of our network build-out, see "Markets and Build-Out Plan--Build-Out Strategy" above. We offer Sprint PCS's nationwide value and competitively priced packages to our customers, which include a variety of advanced features such as caller ID, voice mail, messaging, wireless data and internet services, call waiting, conference calling, and call forwarding. We will also exercise the flexibility enabled under our management agreement to establish our own pricing programs and promotions tailored to our markets and customer demographics. Since we benefit substantially from Sprint PCS's national "spillover" brand marketing campaigns, we are able to utilize funds which otherwise would have been designated for creative fees to fund more advertising to more efficiently attract additional subscribers for advertising dollars expended. Currently, our network coverage is limited, creating a competitive disadvantage. However, we plan to build a state-of-the-art CDMA network that we believe should exceed the coverage, capacity and reliability of our competitors' networks. We, along with Sprint PCS and its other affiliates, will be the only wireless provider in our entire service area offering 100% digital, 100% PCS using CDMA technology over a single frequency band on a nationwide network.

   There has recently been a trend in the wireless communications industry towards consolidation of wireless service providers through joint ventures, mergers and acquisitions. We expect this consolidation to lead to larger competitors over time. These larger competitors may have substantial resources or may be able to offer a variety of services to a large customer base.

   We also face competition from paging, specialized mobile radio and dispatch companies in our markets. Potential users of personal communications services systems may find their communications needs satisfied by other current and developing technologies. In addition, we face competition from resellers that provide wireless services to customers but do not hold FCC licenses or own facilities. The FCC requires all cellular and personal communications services licensees to permit resale of their services. In the future, we expect to face competition from other entities using additional frequencies to be licensed by the FCC for advanced mobile services or providing similar services using other communications technologies, including satellite-based telecommunications and wireless cable systems. Although some of these technologies are currently operational, others are being developed or may be developed in the future. In addition, over the past several years the FCC has auctioned, and will continue to auction, large amounts of wireless spectrum that could be used to compete with Sprint PCS services. Based on increased competition, we anticipate that market prices for wireless services generally will decline in the future.

Employees

   As of December 31, 2001, we had 313 employees, of which 157 were in sales and marketing, 68 were in operations, 31 were in customer service and 57 were in administration. We expect the number of employees to increase steadily as our network expands and as the number of subscribers justifies the addition of new personnel. None of our employees are represented by a labor union or subject to a collective bargaining agreement.

Intellectual Property

   The Sprint diamond design logo is a service mark registered with the United States Patent and Trademark Office. The service mark is owned by Sprint. We use the Sprint(R) and Sprint PCS(R) brand names, the Sprint diamond design logo and other service marks of Sprint in connection with marketing and providing wireless services within our territory. The terms of the trademark and service mark license agreements with Sprint and Sprint PCS provide for the use of the Sprint(R) and Sprint PCS(R) brand names and Sprint service marks.

   Except in instances that are noncompetitive and other than in connection with the national distribution agreements, Sprint PCS has agreed not to grant to any other person a right or license to use the licensed marks in our territory.

   The trademark license agreements contain numerous restrictions with respect to the use and modification of any of the licensed marks. See "Sprint PCS Agreements--The Trademark and Service Mark License Agreements" below.

Sprint PCS Agreements

   The transactions defining our relationship with Sprint PCS were completed in a multi-phase closing process. Stage one was completed in December 1999, when we executed an agreement with Sprint PCS to manage the subscribers in our territory. Stage two was completed in January 2000 when we paid Sprint PCS a fee of $32.1 million and began our operations, managing approximately 45,000 subscribers previously managed by Sprint PCS in our territory. Stage three was completed in February 2000 when we occupied retail locations previously operated by Sprint PCS. The final stage was completed in March 2000 when we purchased from Sprint PCS its existing wireless infrastructure in our territory, which included all network equipment and 170 operating cell sites covering approximately 2.5 million residents for approximately $84.3 million.

   Our major agreements with Sprint PCS are:

  .  the management agreement;

  .  the services agreement; and

  . two trademark and service mark license agreements with different Sprint entities.

   In addition, Sprint PCS entered into a consent and agreement with an administrative agent for the senior lenders under our credit facilities that modifies Sprint PCS's rights and remedies under our management agreement for the benefit of these lenders.

   The following is a description of the material terms and provisions of our affiliation agreements with Sprint PCS. Unless otherwise stated, any reference in this report to any agreement shall mean such agreement and all schedules, exhibits and attachments thereto as amended, supplemented or otherwise modified and in effect as of the date hereof. We have filed our Sprint PCS agreements and the consent and agreement as exhibits to our filings with the SEC. We urge you to carefully review our Sprint PCS agreements and the consent and agreement. The actual party to our agreements with Sprint PCS is our operating subsidiary Independent Wireless One Corporation.

   Under our affiliation agreements with Sprint PCS, we have the exclusive right to provide wireless services under the Sprint(R)/ and Sprint PCS(R) brand names in our territory. Sprint PCS owns the spectrum licenses and then controls the network through its agreements with us. Our affiliation agreements with Sprint PCS require us to interface with the Sprint PCS wireless network by building our portion of the Sprint PCS network to operate on the personal communications services frequencies licensed to Sprint PCS in the 1900 MHz range. The management agreement has an initial term of 20 years and three ten-year renewal options which would lengthen the contract to a total term of 50 years. The three ten-year renewal terms automatically occur unless we or Sprint PCS provide the other with two years prior written notice to terminate the agreements or unless we are in material default of our obligations under the agreements.

  The Management Agreement

   Under our management agreement with Sprint PCS, we have agreed to:

  . construct and manage a network in our territory in compliance with Sprint PCS's licenses and the terms of the management agreement;

  . share with Sprint the costs associated with its relocation of interfering microwave sources in our territory;

  .  distribute Sprint PCS products and services;

  .  use Sprint PCS's and our own distribution channels in our territory;

  .  conduct advertising and promotion activities in our territory; and

  . manage that portion of Sprint PCS's customer base assigned to our territory.

   Sprint PCS will supervise our personal communications services network operations and has the right to unconditional access to our personal communications services network.

    Exclusivity

   We are designated as the only person or entity that can manage or operate a personal communications services network for Sprint PCS in our territory. Sprint PCS is prohibited from owning, operating, building or managing another wireless mobility communications network, as defined in the management agreement, in our territory while our management agreement is in place. Sprint PCS is permitted under our agreement to make national sales to companies in our territory and, as required by the FCC, to permit resale of the Sprint PCS products and services in our territory. If Sprint PCS decides to expand the geographic size of our build-out, Sprint PCS must provide us with written notice of the proposed expansion. We have the right to appeal this decision to Sprint PCS's management if the proposed expansion:

  . causes us to incur a cost exceeding 5% of the sum of our equity plus our outstanding long-term debt; or

  . causes our long-term operating expenses to increase by more than 10% on a net present value basis.

   If Sprint PCS denies our appeal and we fail to confirm within 90 days that we will comply with the proposed expansion, Sprint PCS has the termination rights described below.

    Network Build-Out

   The management agreement specifies the terms of the Sprint PCS affiliation, including the required network build-out plan. We have agreed to a minimum build-out plan which includes specific coverage and deployment schedules for the network planned within our service area as depicted in the table below. The aggregate required coverage will result in network coverage of approximately 67% of the population in our territory of 6.2 million by the end of 2003. We have agreed to operate our personal communications services network to provide for a seamless hand-off of a call initiated in our territory to a neighboring Sprint PCS network.

                                                           Required Build-Out by Market by Sprint PCS
       ----------------------------------------------------------------------------------------------------------------------
         December    September    October     November       December     November     December       March         April
           2000        2001        2001         2001           2001         2002         2002         2003          2003
       ------------ ----------- ----------- ------------- -------------- ----------- ------------ ------------- -------------
Market Albany/      Utica, NY   Binghamton, Glens Falls,  Rockingham     Elimra, NY  Binghamton,  Albany-       Binghamton,
       Schenectady,   --Phase I NY, PA      NY            County, NH     PA          NY, PA       Schenectady,  NY, PA
       NY           Syracuse,     --Phase I Poughkeepsie, Stratford       --Phase II   --Phase II NY              --Phase III
       Orange       NY                      NY--Phase I   County, NH                 Burlington,    --Phase III
       County, NY                                         Burlington, VT             VT
         --Phase I                                          --Phase I                  --Phase II
                                                          Ithaca, NY                 Oneonta, --
                                                          Keene, NH                  NY--Phase I
                                                            --Phase I                Utica, NY
                                                          Lebanon, NH                  --Phase II
                                                          Manchester,                Plattsburgh,
                                                          NH                         NY
                                                            --Phase I                  --Phase II
                                                          Sullivan
                                                          County, NY
                                                          Pittsfield, MA
                                                            --Phase I
                                                          Plattsburgh,
                                                          NY --Phase I
                                                          Poughkeepsie,
                                                          NY--Taconic
                                                          State Parkway
                                                          Rutland, VT
                                                            --Phase I
                                                          Elmira, NY, PA
                                                          Syracuse, NY
                                                          Watertown, NY


           May            June
           2003           2003
       ------------- --------------
Market Manchester,   Burlington,
       NH            VT
         --Phase III   --Phase III
        Keene, NH
          --Phase III
        Orange
        County,NY
          --Phase III
        Pittsfield, MA
          --Phase III
        Poughkeepsie,
        NY
          --Phase III
        Rutland, VT
          --Phase III













    Products and Services

   The management agreement identifies the products and services that we can offer in our territory. These services include, but are not limited to, Sprint PCS consumer and business products and services available as of the date of the agreement, or as modified by Sprint PCS. We are also allowed to sell wireless products and services that are not Sprint PCS products and services if those additional products and services do not cause distribution channel conflicts or, in Sprint PCS's sole determination, consumer confusion with Sprint PCS's products and services. We may cross-sell services such as long distance service, internet access, handsets, and prepaid phone cards with Sprint, Sprint PCS and other Sprint PCS affiliates. If we decide to use third parties to provide these services, we must give Sprint PCS an opportunity to provide the services on the same terms and conditions. We can also offer wireless local loop services specifically designed for the competitive local exchange market in all of our markets.

   We will participate in the Sprint PCS sales programs for national sales to customers, and will pay the expenses and receive the compensation from national accounts located in our territory. As a participant in these sales programs, our responsibilities include assisting Sprint PCS's national sales team in our territory in connection with implementing national sales programs, negotiating customer contracts and managing customer accounts. We must use Sprint's long distance service for calls made from within designated portions of our territory to areas outside those designated portions and to connect our network to the national platforms Sprint PCS uses to provide some of its services under our services agreement. We must pay Sprint PCS the same price for this service that Sprint PCS pays to Sprint, along with an additional administrative fee.

   Sprint has a right of last offer to provide backhaul and transport services.

    Service Pricing, Roaming, Travel and Fees

   We must offer Sprint PCS subscriber pricing plans designated for regional or national offerings, including Sprint PCS's "Free and Clear" plans. We are permitted to establish our own local pricing plans for Sprint PCS products and services offered only in our territory, subject to Sprint PCS's approval. We are entitled to receive a weekly fee from Sprint PCS equal to 92% of "collected revenues" for all obligations under the management agreement, adjusted by the cost of customer services provided by Sprint PCS. "Collected revenues" include revenue from Sprint PCS subscribers based in our territory and inbound non-Sprint PCS roaming. Sprint PCS will receive 8% of the collected revenues. Collected revenues do not include outbound non-Sprint PCS roaming revenue, inbound and outbound Sprint PCS travel fees, proceeds from the sales of handsets and accessories, proceeds from sales not in the ordinary course of business, and amounts collected with respect to taxes. Except in the case of taxes, we will retain 100% of these revenues. Many Sprint PCS subscribers purchase bundled pricing plans that allow Sprint PCS traveling anywhere on the Sprint PCS network without incremental Sprint PCS travel charges. We will earn revenue from Sprint PCS based on a per minute rate established by Sprint PCS when Sprint PCS's or its affiliates' subscribers travel on our portion of the Sprint PCS network. Similarly, we will pay the same rate for every minute our subscribers in our territory use the Sprint PCS network outside our territory. During the period from January 1, 2000 to December 31, 2002, we are not required to pay any amounts by which the travel revenues generated by customers from within our territory using the Sprint PCS network outside our territory exceed the travel revenues generated by Sprint PCS customers from outside our territory using the Sprint PCS network within our territory. The analog roaming rate onto a non-Sprint PCS provider's network is set under Sprint PCS's third-party roaming agreements.

    Advertising and Promotions

   Sprint PCS is responsible for all national advertising and promotion of the Sprint PCS products and services. We are responsible for advertising and promotion in our territory. Sprint PCS's service area includes the urban markets around our territory. Sprint PCS will pay for advertising in these markets. Given the proximity of those markets to our territory, we expect considerable spill-over from Sprint PCS's advertising in surrounding urban markets.

    Program Requirements

   We are required to comply with Sprint PCS's program requirements for technical standards, travel, roaming and interservice area calls, customer service standards, national and regional distribution and national accounts programs. Some of these technical standards relate to network up-time, dropped calls, blocked call attempts and call origination and termination failures. We are required to build a network that meets minimum transport requirements established by Sprint PCS for links between our cell sites and switches and between our switches and the public telephone system. We must meet substantially high network up-time percentages. Also, we must meet a minimum dropped call rate percentage and a minimum ratio of blocked call attempts to total call attempts as well as a minimum ratio of call origination to termination failures. Sprint PCS can adjust the program requirements at any time so long as it gives us at least 30 days prior notice. Sprint PCS program requirements with respect to such standards as dropped calls, blocked calls, origination failures, interference and switch maintenance applicable to us are not more stringent than the requirements applicable to Sprint PCS as to the portions of the network it owns and operates and to other Sprint PCS affiliates with respect to the portion of the Sprint PCS network which they own and operate. We do not believe that the program requirements applicable to us under the Sprint PCS agreements are more restrictive than what Sprint PCS experiences or that experienced by the wireless industry in general. Moreover, we do not believe that standards for customer service, should we elect not to acquire such services from Sprint PCS, would be substantially restrictive nor that participation in the national accounts program is burdensome. We have the right to appeal to Sprint PCS's management adjustments which could cause an unreasonable increase in cost to us if the adjustment:

  . causes us to incur a cost exceeding 5% of the sum of our equity plus our outstanding long-term debt, or

  . causes our long-term operating expenses to increase by more than 10% on a net present value basis.

   If Sprint PCS denies our appeal and we fail to confirm within 90 days that we will comply with the adjustment, Sprint PCS has the termination rights described below.

   We have elected to use Sprint PCS's established support services which include customer service. Under our services agreement with Sprint PCS, Sprint PCS may terminate, upon nine months' advance written notice, customer service. We would then be required to establish and operate our own customer service center to, among other things, handle customer inquiries 24 hours a day, 365 days a year, and activate handsets and accounts and handle billing and collections within stringent time guidelines established by Sprint PCS, which may range from 24 to 72 hours.

    Non-Competition

   We may not offer Sprint PCS products and services outside our territory without the prior written approval of Sprint PCS. Within our territory, we may offer, market or promote telecommunications products and services only under the Sprint PCS brands, our own brand, brands of related parties of ours or other products and services approved under the management agreement, except that no brand of a significant competitor of Sprint PCS or its related parties may be used for those products and services. To the extent we have or obtain licenses to provide personal communications services outside our territory, we may not use the spectrum to offer Sprint PCS products and services without prior written consent from Sprint PCS. Additionally, if customers from our territory travel to other geographic areas, we must route those customers' incoming and outgoing calls according to Sprint PCS's roaming and inter-service area requirements, without regard to any wireless networks that we or our affiliates operate.

    Inability to Use Non-Sprint PCS Brand

   We may not market, promote, advertise, distribute, lease or sell any of the Sprint PCS products and services on a non-branded, "private label" basis or under any brand, trademark or trade name other than the Sprint PCS brand, except for sales to resellers or as otherwise permitted under the trademark and service mark license agreements.

    Change of Control

   Sprint PCS must consent to a change of control of our company, but this consent cannot be unreasonably withheld.

    Assignment

   We cannot assign the Sprint PCS agreements to any person without the prior consent of Sprint PCS, except that we can assign the agreements to any affiliate of ours that is not a significant competitor of Sprint PCS in the telecommunications business.

    Rights of First Refusal

   Sprint PCS has rights of first refusal to buy our assets, without further stockholder approval, upon a proposed sale of all or substantially all of our assets that are used in connection with the operation or management of the Sprint PCS network in our territory.

    Termination of Management Agreement

   The management agreement can be terminated as a result of:

  .  termination of Sprint PCS's personal communications services licenses;

  . we or our related parties fail to make any payment due under the Sprint PCS agreements and such failure is not cured;

  .  an uncured breach under the management agreement;

  .  bankruptcy of a party to the management agreement;

  . the management agreement not complying with any applicable law in any material respect;

  . the termination of either of the trademark and service mark license agreements; or

  . our failure to obtain financing necessary for the build-out of our network and for our working capital needs.

   However, Sprint PCS's rights of termination have been modified by the consent and agreement and are discussed more particularly under "Consent and Agreement for the Benefit of Lenders Under Our Credit Facilities" below The termination or non-renewal of the management agreement triggers certain of our rights and those of Sprint PCS.

    Transfer of Sprint PCS Network

   Sprint PCS can sell, transfer or assign its wireless personal communications services network to a third party if the third party agrees to be bound by the terms of the Sprint PCS agreements.

    Rights on Termination

   If we have the right to terminate the management agreement because of an event of termination caused by Sprint PCS, generally we may:

  . require Sprint PCS to purchase all of our operating assets used in connection with our network for an amount equal to 80% of our entire business value (as defined in the management agreement and described below in "--Rights on Non-Renewal");

  . if Sprint PCS is the licensee for 20 MHz or more of the spectrum on the date of the management agreement, require Sprint PCS to assign to us, subject to governmental approval, up to 10 MHz of licensed spectrum for an amount equal to the greater of:

    . the original cost to Sprint PCS of the license plus any microwave relocation costs paid by Sprint PCS; or

    .  10% of our entire business value; or

  . sue Sprint PCS for damages or submit the matter to arbitration and thereby not terminate the management agreement.

   If Sprint PCS has the right to terminate the management agreement because of an event of termination caused by us, generally Sprint PCS may:

  . require us, without further stockholder approval, to sell our operating assets to Sprint PCS for an amount equal to 72% of our entire business value;

  . require us to purchase, subject to governmental approval, the licensed spectrum for an amount equal to the greater of:

    . the original cost to Sprint PCS of the license plus any microwave relocation costs paid by Sprint; or

    .  10% of our entire business value;

  . take any action Sprint PCS deems necessary to cure our breach of the management agreement, including assuming responsibility for, and operating, our network; or

  . sue us for damages or submit the matter to arbitration and thereby not terminate the management agreement.

    Rights on Non-Renewal

   If Sprint PCS gives us timely notice that it does not intend to renew the management agreement, we may:

  . require Sprint PCS to purchase all of our operating assets used in connection with our network for an amount equal to 80% of our entire business value; or

  . if Sprint PCS is the licensee for 20 MHz or more of the spectrum on the date of the management agreement, require Sprint PCS to assign to us, subject to governmental approval, up to 10 MHz of licensed spectrum for an amount equal to the greater of:

    . the original cost to Sprint PCS of the license plus any microwave relocation costs paid by Sprint PCS; or

    .  10% of our entire business value.

   If we give Sprint PCS timely notice of non-renewal of the management agreement, or we and Sprint PCS both give notice of non-renewal, or the management agreement is terminated for failure to comply with legal requirements or regulatory considerations or expires by its terms if no notice is provided, Sprint PCS may:

  . purchase all of our operating assets, without further stockholder approval, for an amount equal to 80% of our entire business value; or

  . require us to purchase, subject to governmental approval, the licensed spectrum in our territory for an amount equal to the greater of:

    . the original cost to Sprint PCS of the license plus any microwave relocation costs paid by Sprint PCS; or

    .  10% of our entire business value.

   If the entire business value is to be determined, we and Sprint PCS will each select one independent appraiser and the two appraisers will select a third appraiser. Each appraiser must be an expert in valuing wireless telecommunications companies. The three appraisers will determine the entire business value on a going concern basis using the following guidelines:

  . the entire business value will be based on the price a willing buyer would pay a willing seller for the entire on-going business;

  . the appraisers will use then-current customary means of valuing a wireless telecommunications business;

  . the appraisers will value the business as it is conducted under the Sprint and Sprint PCS brands and the Sprint PCS agreements;

  . where Sprint PCS may, or is required to, purchase our operating assets, the appraisers will value the business as if we own the spectrum and frequencies that we actually use. Where we may, or are required to, purchase a portion of Sprint PCS's licensed spectrum, the business will be valued as if we already own that portion of the spectrum and frequencies that we are going to purchase; and

  . the valuation will not include any value for the business not directly related to the Sprint PCS products and services.

   The rights and remedies of Sprint PCS outlined in the management agreement resulting from an event of termination of the management agreement have been materially amended by the consent and agreement as discussed below.

    Insurance

   We are required to obtain and maintain with financially reputable insurers who are licensed to do business in all jurisdictions where any work is performed under the management agreement and who are reasonably acceptable to Sprint PCS, workers' compensation insurance, commercial general liability insurance, business automobile insurance, umbrella excess liability insurance and "all risk" property insurance.

    Indemnification

   We have agreed to indemnify Sprint PCS and its directors, employees and agents and related parties of Sprint PCS and their directors, managers, officers, employees, agents and representatives against any and all claims against any of the foregoing arising from our violation of any law, a breach by us of any representation, warranty or covenant contained in the management agreement or any other agreement between us and Sprint PCS, our ownership of the operating assets or the actions or the failure to act of anyone employed or hired by us in the performance of any work under the management agreement, except we will not indemnify Sprint PCS for any claims arising solely from the negligence or willful misconduct of Sprint PCS. Sprint PCS has agreed to indemnify us and our directors, managers, officers, employees, agents and representatives against all claims against any of the foregoing arising from Sprint PCS's violation of any law and from Sprint PCS's breach of any representation, warranty or covenant contained in the management agreement or any other agreement between Sprint PCS and us, except Sprint PCS will not indemnify us for any claims arising solely from our negligence or willful misconduct.

  The Services Agreement

   The services agreement outlines various fees and back office functions provided by Sprint PCS and available to us at a per-subscriber rate. Some of the available services and fees include:

  .  network monitoring through Sprint PCS's network operating control center;

  .  billing (including the administration of pre-paid services);

  .  customer care;

  .  activation;

  .  credit checks;

  .  handset logistics;

  .  remote switching;

  .  home locator record;

  .  voice mail;

  .  directory assistance;

  .  operator services;

  .  long distance;

  .  roaming fees;

  .  roaming clearinghouse fees;

  .  interconnect fees; and

  .  inter service area fees.

   The services agreement allows us to discontinue our use of a particular service upon three months notice to Sprint PCS. Sprint PCS may decide to discontinue providing a service upon nine months notice to us. Sprint PCS has the right to change the fee it charges for these services, but Sprint PCS has agreed to provide to us a discount to the 1999 prices of these services through 2002.

   Sprint PCS offers three packages of available services. Each package includes services which must be purchased from Sprint PCS and services which may be purchased from a vendor or provided in-house. Our package includes services such as billing, activation and customer care which must all be purchased from Sprint PCS. We have chosen to engage Sprint PCS to perform these services but may develop an independent capability over time. Sprint PCS may also contract with third parties to provide expertise and services identical or similar to those to be made available or provided to us.

   We have agreed not to use the services performed by Sprint PCS in connection with any other business or outside our territory. We have agreed with Sprint PCS to indemnify each other as well as officers, directors, employees and other related parties and their officers, directors and employees for violations of law or the services agreement except for any liabilities resulting from the negligence or willful misconduct of the person seeking to be indemnified or its representatives. The services agreement also provides that no party to the agreement will be liable to the other party for special, indirect, incidental, exemplary, consequential or punitive damages, or loss of profits arising from the relationship of the parties or the conduct of business under, or breach of, the services agreement except as may otherwise be required by the indemnification provisions. The services agreement automatically terminates upon the management agreement's termination, and neither party may terminate the services agreement for any other reason.

  The Trademark and Service Mark License Agreements

   We have non-transferable licenses to use, at no additional cost to us, the Sprint(R)/ and Sprint PCS(R) brand names and "diamond" symbol, and several other U.S. trademarks and service marks of Sprint and Sprint PCS such as "The Clear Alternative to Cellular" and "Clear Across the Nation." Our use of the licensed marks is subject to our adherence to quality standards determined by Sprint and Sprint PCS and use of the licensed marks in a manner which would not reflect adversely on the image of quality symbolized by the licensed marks. We have agreed to promptly notify Sprint and Sprint PCS of any infringement of any of the licensed marks within our territory of which we become aware and to provide assistance to Sprint and Sprint PCS in connection with Sprint's and Sprint PCS's enforcement of their rights. We have agreed with Sprint and Sprint PCS to indemnify each other for losses incurred in connection with a material breach of the trademark license agreements. In addition, we have agreed to indemnify Sprint and Sprint PCS from any loss suffered by reason of our use of the licensed marks or marketing, promotion, advertisement, distribution, lease or sale of any Sprint or Sprint PCS products and services other than losses arising solely out of our use of the licensed marks in compliance with certain guidelines. Sprint and Sprint PCS can terminate the trademark and service mark license agreements if we file for bankruptcy, materially breach the agreement or our management agreement is terminated. We can terminate the trademark and service mark license agreements upon Sprint's or Sprint PCS's abandonment of the licensed marks or if Sprint or Sprint PCS files for bankruptcy or the management agreement is terminated. Sprint and Sprint PCS can assign their interests in the licensed marks to a third party if that third party agrees to be bound by the terms of the trademark and service mark license agreements.

  Consent and Agreement for the Benefit of Lenders Under Our Credit Facilities

   Sprint PCS entered into a consent and agreement with an administrative agent for the senior lenders under our credit facilities that we acknowledged. This agreement modifies Sprint PCS's rights and remedies under our management agreement for the benefit of our lenders.

   General

   The consent and agreement generally provides, among other matters, for the following:

  . Sprint PCS's consent to the pledge of substantially all of our assets to the administrative agent, including our rights under the Sprint PCS affiliation agreements, as collateral for our credit facilities;

  . Sprint PCS and the administrative agent will provide each other with notices of default by us under the Sprint PCS management agreement and senior financing;

  . at the administrative agent's request, Sprint PCS will redirect any payments due to us under the management agreement to the administrative agent during the continuation of our default under our credit facilities;

  . Sprint PCS or the administrative agent will have certain rights to appoint interim replacements to operate our portion of the network under our Sprint PCS affiliation agreements after an acceleration of our credit facilities or an event of termination under our Sprint PCS affiliation agreements;

  . upon the acceleration of our obligations under our credit facilities, the administrative agent or Sprint PCS will have rights to sell our assets or the ownership interests of our operating subsidiaries to any party, and to assign our rights under the Sprint PCS affiliation agreements to a qualified purchaser, which must not be a major competitor of Sprint PCS or Sprint;

  . Sprint PCS will not be able to terminate our Sprint PCS affiliation agreements until our credit facilities are satisfied, unless our subsidiaries or assets are sold or transferred to a non-qualifying party; this sale requires the approval of the administrative agent;

  . Sprint PCS will maintain at least 10 MHz of personal communications services spectrum in all of our markets until our credit facilities are satisfied or our operating assets, including in certain cases spectrum, are sold if we default under our credit facilities; and

  . in the event that Sprint PCS enters into a consent and agreement with the secured lender of another affiliate on terms and conditions different from those provided to the administrative agent, under certain conditions and upon notice to the administrative agent and at the administrative agent's request, Sprint PCS will amend our consent and agreement to adopt the different terms and conditions in whole.

    Sprint PCS's Right to Purchase Operating Assets or Ownership Interests in Our Operating Subsidiaries upon Acceleration

   Subject to the requirements of applicable law and following an acceleration by the administrative agent of our obligations under our credit facilities, the consent and agreement permits Sprint PCS to purchase our operating assets or the interests of our operating subsidiaries on the following general terms:

  .  Sprint PCS elects to make such a purchase within a specified period; and

  . the purchase price is the greater of an amount equal to 72% of our entire business value or the amount outstanding under our credit facilities.

   If Sprint PCS gives notice of its intention to exercise its purchase right, then the administrative agent may not foreclose on its security interest in our assets for a specified period or until Sprint PCS rescinds its intention to purchase. If we receive an acceptable written offer for our operating assets or the ownership interests of our operating subsidiaries from another prospective purchaser, Sprint PCS has the right to make the purchase on terms at least as favorable to us. Sprint PCS must agree to purchase the operating assets or the ownership interests of our operating subsidiaries within 14 business days of its receipt of the offer on acceptable conditions and in a prescribed amount of time.

    Sale of Operating Assets or Ownership Interests of Our Operating Subsidiaries to Third Parties

   If Sprint PCS does not purchase our operating assets or the ownership interests of our operating subsidiaries after an acceleration of the obligations under our credit facilities, then the administrative agent may sell the operating assets or ownership interests. Subject to the requirements of applicable law, including the law relating to foreclosures of security interests, the administrative agent has two options:

  . to sell the assets or ownership interests of our operating subsidiaries, including our rights under the Sprint PCS affiliation agreements, to a permitted successor; or

  . to sell the assets or ownership interests to any third party, subject to specified conditions and limitations.

Regulation of Wireless Telecommunications Industry

   The following summary of regulatory developments and litigation does not purport to describe all present and proposed federal, state and local regulation and litigation affecting the telecommunications industry. Many federal and state regulations are currently the subject of judicial proceedings, legislative hearings, administrative proposals and waiver requests, all of which could change, in varying degrees, the manner in which this industry operates. Neither the outcome of these proceedings nor their impact upon the telecommunications industry, spectrum licensees or service providers can be predicted at this time.

  Federal Regulation

   The FCC has a substantial impact upon entities that manage and/or provide personal communications services, fixed wireless services and other telecommunications services because the FCC licenses spectrum and regulates the technical characteristics of networks, the provision of service and the arrangements for interconnection among telecommunications carriers in the United States.

   The FCC has promulgated, or is in the process of promulgating, rules, regulations and policies to, among other things:

  .  grant, revoke or deny licenses for PCS frequencies;

  .  grant or deny PCS license renewals;

  . grant or deny consent for assignments and/or transfers of control of PCS licenses;

  .  regulate foreign investment in common carrier radio licenses;

  .  regulate the technical standards of PCS networks;

  . govern the interconnection of PCS networks with other wireless and landline service providers;

  .  establish access charges and universal service funding provisions;

  . impose fines and forfeitures for violations of the Communications Act of 1934, as amended, and FCC's rules; and

  .  impose other obligations that it determines to be in the public interest.

   Spectrum Aggregation Rules

   The FCC recently eased its limitations on the amount of spectrum that a licensee in the cellular, personal communications services or specialized mobile radio, or SMR, services may hold in overlapping service areas. Specifically, the FCC raised its commercial mobile radio service, or CMRS, spectrum aggregation limit in metropolitan statistical areas from 45 MHz to 55 MHz. The limit remains 55 MHz in rural service areas. On January 1, 2003, the spectrum cap will be eliminated in favor of a case-by-case review of spectrum transactions. The FCC also eliminated its cellular cross-interest rule as it applies to ownership interests in cellular carriers in the metropolitan statistical areas, but retained it for rural service areas, subject to request for waivers to be considered on a case-by-case basis.

   Transfers and Assignments of Wireless Personal Communications Services
Licenses

   The FCC must give prior approval to the assignment or transfer of ownership or control of a personal communications services license. With the exception of transactions deemed pro forma by the FCC, which require post-consummation notification, we and our stockholders will receive advance notice of transactions affecting control of Sprint PCS or the assignment or transfer of control of any personal communications services licenses held by Sprint PCS. Interests that do not affect control of an entity that holds a personal communications services license generally may be bought or sold without prior FCC approval. The Communications Act and FCC rules impose limitations on foreign investment in or ownership of common carrier radio licenses, including personal communications services licenses.

   Conditions of Wireless Personal Communications Services Licenses

   Personal communications services licenses are granted for ten-year terms and conditioned upon timely compliance with the FCC's build-out requirements and other service rules. Pursuant to the FCC's build-out requirements, all 30 MHz broadband personal communications services licensees must construct facilities that offer coverage to one-third of the population of their license area within five years and to two-thirds of the population within ten years. All 10 MHz and 15 MHz broadband personal communications services licensees must construct facilities that offer coverage to at least one-quarter of the population of their license area within five years or make a showing of "substantial service" within that five-year period. FCC rules provide that a license will be forfeited if the build-out requirements are not satisfied.

   The FCC also requires licensees to maintain both legal and actual control over their licenses. Our affiliation agreements with Sprint PCS reflect a management agreement that the parties believe meets the FCC requirements for licensee control of licensed spectrum. If the FCC were to determine that our affiliation agreements with Sprint PCS need to be modified to increase the level of licensee control, we have agreed with Sprint PCS to use our best efforts to modify the agreements as necessary to cause the agreements to comply with applicable law and to preserve to the extent possible the economic arrangements set forth in the agreements. If the agreements cannot be modified, the agreements may be terminated pursuant to their terms. In addition to modifying or revoking the licenses, the FCC could impose monetary penalties on us.

   Personal communications services licensees must also comply with rules governing the relocation of fixed microwave service licensees previously licensed in the personal communications services spectrum band to alternate spectrum. For a period of time (potentially up to ten years after the grant of a license and subject to extension), personal communications services licensees must share spectrum with existing fixed microwave service licensees within their geographic markets. To secure a sufficient amount of unencumbered spectrum to offer our personal communications services efficiently, we may need to negotiate agreements to relocate many of these existing licensees and may need to pay for part or all of the relocation costs of these existing licensees. Delay in the relocation of these licensees could adversely affect our ability to commence timely commercial operation of our personal communications services.

   The FCC microwave relocation rules include a transition plan for negotiations and a cost sharing plan to allocate the cost of relocating a microwave incumbent among all personal communications services operators benefiting from the relocation. For the licenses our network uses, this transition plan allows most microwave licensees to operate in the personal communications services spectrum for a two-year voluntary negotiation period and an additional one-year mandatory negotiation period. For microwave licensees providing public safety services, the voluntary negotiation period is three years, with a two-year mandatory negotiation period. Parties unable to reach agreement within those time periods may refer the matter to the FCC for resolution, but the existing microwave user is permitted to continue its operations until final FCC resolution of the matter. The transition and cost sharing plans expire in April 2005, at which time remaining fixed microwave service incumbents in the personal communications services spectrum will be responsible for their costs to relocate to alternate spectrum locations. We believe that we are in compliance with applicable spectrum relocation requirements enacted by the FCC.

   Personal Communications Services License Renewal

   Personal communications services licensees can renew their licenses for additional ten-year terms. Renewal applications are not subject to re-auction. However, under the FCC's rules, third parties may oppose renewal applications and/or file competing applications. If one or more competing applications are filed, a renewal application will be subject to a comparative renewal hearing. The FCC's rules afford personal communications services renewal applicants a preference referred to as a "renewal expectancy." The renewal expectancy is the most important factor in a comparative renewal hearing and is applicable if the renewal applicant has:

  .  provided "substantial service" during its license term; and

  .  substantially complied with all applicable laws and FCC rules and policies.

   The FCC's rules define "substantial service" in this context as service that is sound, favorable and substantially above the level of mediocre service that might minimally warrant renewal.

   Interconnection

   The FCC has the authority to order interconnection between CMRS providers, including personal communications services providers, and any other common carrier. The FCC has ordered local phone companies and CMRS providers to provide mutual compensation for the termination of traffic originating on each other's network. The FCC has denied requests for mandatory interconnection between resellers' switches and CMRS providers' networks and declined to impose general interconnection obligations between such networks. We will negotiate interconnection agreements for the Sprint PCS network in our market area with Verizon and several smaller local telephone companies.

   Interconnection agreements are negotiated on a statewide basis. If an agreement cannot be reached, parties to interconnection negotiations can submit outstanding disputes to state authorities for arbitration. Agreements are subject to state approval and compliance with the Telecommunications Act of 1996 and implementing rules of the FCC, some of which are subject to pending regulatory proceedings or court review. The FCC rules, as well as the state arbitration proceedings, directly affect the nature and cost of the facilities necessary for interconnection of the Sprint PCS systems with local, national and international telecommunications networks. These agreements determine the nature and amount of revenues we and Sprint PCS can receive for terminating calls originating on the networks of local exchange and other telecommunications carriers, as well as the charges we must pay to other telecommunications carriers for terminating our traffic.

  Other FCC Requirements

   Resale Requirements

   An FCC rule presently prohibits broadband personal communications services providers from unreasonably restricting resale of their services. This restriction does not extend to the sale of equipment such as handsets, whether sold alone or in bundled packages. This rule expires in November 2002, although personal communications services providers will still be subject to the Communications Act's prohibition against unjust or unreasonable discrimination in charges or practices. The expiration of the resale rule may affect the number of resellers competing with us and with Sprint PCS in various markets.

   Roaming

   The FCC's rules currently require licensees in broadband personal communications services, cellular and most specialized mobile radio services to provide manual roaming service to any subscriber of another service provider whose handset is capable of accessing their systems. The FCC is presently considering (1) whether the manual roaming service obligation should be eliminated and (2) whether the carriers should be required to provide automatic roaming. With automatic roaming, a customer's call can be processed and completed without interruption, whereas with manual roaming the serving carrier will not complete a call unless the customer provides call billing information. Automatic roaming presently is available only where the serving carrier has a roaming agreement with the customer's home carrier.

   Local Number Portability

   FCC rules require that local exchange carriers and most CMRS providers enable their customers to retain their telephone number in the event they choose to switch service providers. This capability is referred to as service provider local number portability. The FCC previously granted CMRS providers an extension until November 2002 to provide full number portability in top metropolitan markets. The FCC currently requires most CMRS providers to be able to deliver calls from their networks to ported numbers anywhere in the country, and to contribute to the Local Number Portability Fund. Implementation of full number portability will require personal communications services providers like us and Sprint PCS to purchase more expensive switches and switch upgrades. However, it will also enable existing cellular customers to change to personal communications services without losing their existing wireless telephone numbers, which should make it easier for personal communications services providers to market their services to existing cellular users. The FCC is presently considering a request for an additional extension of time for CMRS carriers to implement local number portability.

   Radio Frequency Emissions

   The FCC requires that aggregate radio wave emissions from every site location meet certain standards. Although we believe that our existing networks meet these standards, a site audit may reveal the need to reduce or modify emissions at one or more sites. This would increase our costs and have a material adverse affect on our operations. In addition, these regulations will also affect site selection for new network build-outs and may increase the costs of building out our network. The increased costs and delays from these regulations may have a material adverse affect on our operations.

   Communications Assistance for Law Enforcement Act

   The Communications Assistance for Law Enforcement Act, or CALEA, enacted in 1994, requires personal communications service and other telecommunications service providers to meet capability and capacity requirements needed by federal, state and local law enforcement to preserve their electronic surveillance capabilities. Compliance may require changes to a carrier's equipment, facilities and services. Personal communications services providers were required to comply with an initial CALEA capability standard by

June 30, 2000, and implementation of several additional capabilities has been suspended pending FCC action on a federal court decision requiring the FCC to reconsider its original requirements. Many carriers, including Sprint PCS, have filed petitions with the FCC for extension of the deadline for compliance. The FCC has provided several extensions of the deadline and is considering extension requests that have been coordinated with the Federal Bureau of Investigation pursuant to a flexible deployment plan. If Sprint PCS's request is not granted, Sprint PCS and we could be subject to fines if we are unable to comply with a surveillance request from a law enforcement agency due to failure to provide the required surveillance capabilities.

   Most personal communications services providers are ineligible for federal reimbursement for the software and hardware upgrades necessary to comply with the CALEA capability and capacity requirements. In sum, CALEA capability and capacity requirements are likely to impose some additional switching and network costs upon us, Sprint PCS and other wireless entities.

   Enhanced 911

   FCC rules require broadband personal communications services providers and other CMRS providers to provide enhanced 911 capabilities allowing for identification of the source and location of a mobile call placed to 911. Certain requirements known as Phase I enhanced 911 services are currently in effect. Phase II enhanced 911 service requirements require broadband personal communications services providers and other CMRS providers to provide to designated public safety answering points the location of all 911 calls by longitude and latitude in conformance with accuracy standards set out in the FCC's rules. To comply, licensees may elect either network-based location technologies or mobile radio handset-based location technologies and thereafter meet, according to a phased-in schedule, the Phase II enhanced 911 service standards stated in the FCC's rules. Sprint PCS has been granted a waiver of its Phase II requirements with a phase-in of compliance benchmarks through 2005.

   Access to Telecommunications for People with Disabilities

   The Communications Act requires that providers of telecommunications services ensure that their services are accessible to and usable by people with disabilities. In addition, voicemail and interactive voice services must be accessible. The FCC's implementing rules and interpretations rely substantially upon standards, definitions, and precedent from the Americans with Disabilities Act. In general, a service provider must consider accessibility, usability and compatibility throughout all stages of design, development and fabrication. In addition, telecommunications carriers have an obligation not to install features or functions in their networks that would be incompatible with the FCC's standards for accessibility. Compliance with the statute and the rules could require us to make material changes to our network or services at our own expense.

   Partitioning and Disaggregation of Spectrum Licenses

   The FCC's rules allow broadband personal communications services licensees to partition their market areas and/or to disaggregate their assigned spectrum and to transfer partial market areas or spectrum assignments to eligible third parties, subject to FCC approval.

   Equal Access

   Wireless providers are not required to provide equal access to common carriers for toll services. However, the FCC is authorized to require unblocked access to toll carriers subject to certain conditions.

   Removal of Regulatory Barriers

   The FCC has opened a proceeding to consider actions it could take to remove unnecessary regulatory barriers to the development of more robust secondary markets in radio spectrum usage rights. The proceeding includes an examination of how leasing of spectrum usage rights by wireless licensees could be accomplished in a manner which promotes the efficient utilization of spectrum. The FCC indicated that it will examine ways to facilitate spectrum leasing without implicating transfer of control issues.

  New Spectrum Allocations

   The FCC has an open proceeding to explore the possible use of frequency bands below 3 GHz to support the introduction of new advanced wireless services, including third generation as well as future generations of wireless systems. The FCC identified spectrum in five frequency bands below 3 GHz that currently are not used for cellular, broadband personal communications services or specialized mobile radio services but which could be made available for advanced wireless services. Recently the FCC adopted an order that will allow the use of one of these spectrum blocks (2500-2690 MHz) for mobile services. Eventually additional spectrum identified for third generation and advanced wireless services will be auctioned. Current and future licensees in this and other spectrum bands may become competitors in the CMRS market.

   On January 26, 2001, the FCC completed a re-auction of broadband personal communications services licenses in the C and F blocks that had been returned voluntarily to the FCC by prior licensees or that had been deemed by the FCC to have been forfeited by prior auction winners because of default on payment obligations. NextWave Telecom, Inc., previously held most of the licenses in that auction. On June 22, 2001, the U.S. Court of Appeals for the District of Columbia Circuit ordered the FCC to reinstate NextWave's licenses. The U.S. Supreme Court has agreed to review this case, with a decision expected sometime in 2003. Whoever eventually obtains the spectrum in question may be our direct competitor.

   It is not clear whether or how the allocation of additional spectrum for third generation or advanced services, the auction of the 700 MHz band and the resolution of ownership of the NextWave licenses will affect the value of Sprint PCS's existing PCS licenses.

   The Communications Act of 1934, as amended, requires the FCC to auction spectrum in the 698-806 MHz band that is reclaimed from broadcast television licensees as a result of the transition from analog to digital television. Permissible uses of the spectrum include commercial wireless services, and it is possible that the eventual licensees of the spectrum will be our direct competitors. A portion of the band was auctioned in 2001. The FCC has announced that the remaining portion of the spectrum will be auctioned in June 2002.

   The FCC has adopted rules finding that commercial mobile radio services include fixed services provided on an ancillary basis. In addition, personal communications services licensees may provide fixed services on a co-primary basis with mobile operations. Such services could include wireless local loop and other fixed services that would directly compete with the wireless services of local telephone companies.

  Other Federal Regulations

   We must bear the expense of compliance with FCC and Federal Aviation Administration regulations regarding the siting, construction, lighting and marking of transmitter towers and antennas. In addition, some of our cell site locations may be subject to the National Environmental Policy Act and the National Historical Preservation Act. The FCC is required to implement the National Environmental Policy Act by requiring service providers to meet land use and radio frequency standards. These statutes and FCC regulations may prevent or delay the siting of cell towers in certain locations.

  State Regulation of Wireless Service

   Section 332 of the Communications Act preempts states from regulating the rates and entry of CMRS providers. Section 332 does not prohibit a state from regulating other terms and conditions of commercial mobile services, including consumer billing information and practices, billing disputes and consumer protection matters. However, states may petition the FCC to regulate rates of CMRS providers, and the FCC may grant that petition, if the state demonstrates that market conditions fail to protect subscribers from unjust and unreasonable rates or rates that are unjustly or unreasonably discriminatory, or that such conditions exist and commercial mobile radio service is a replacement for landline telephone service in a substantial portion of the state. To date, the FCC has granted no such petition. To the extent we provide fixed wireless service that is outside the scope of commercial mobile radio service, we may be subject to additional state regulation.

   Wireless Facilities Siting

   States and localities regulate various aspects of the location and operation of wireless towers, but are not permitted to regulate the placement of wireless facilities so as to prohibit the provision of wireless services or to discriminate among providers of such services. In addition, so long as a wireless system complies with the FCC's rules, states and localities are prohibited from using radio frequency health effects as a basis to regulate the placement, construction or operation of wireless facilities. The FCC is considering numerous requests for preemption of local actions affecting wireless facilities siting.

   Review of Universal Service Requirements

   The FCC and many states have established universal service programs to ensure that affordable, quality telecommunications services are available to all Americans. Sprint PCS is required to contribute to the federal universal service program as well as existing state programs. The FCC has determined that Sprint PCS's contribution to the federal universal service program is a variable percentage of end-user telecommunications revenues, set at approximately 6.8% for the first quarter of 2002. In May 2001, the FCC initiated a proceeding to determine whether carrier contributions should be based upon a per-customer line charge, rather than revenue-based. Although many states are likely to adopt an assessment methodology similar to the FCC's, the states are free to calculate telecommunications service provider contributions in any manner they choose as long as the process is not inconsistent with the FCC's rules. At the present time it is not possible to predict the extent of the Sprint PCS total federal and state universal service assessments or its ability to recover from the universal service fund. However, some wireless entities have begun to obtain state commission designation as eligible telecommunications carriers, enabling them to provide covered services and receive federal and state universal service support, in competition with wireline telephone companies.

  Litigation

   Class Action Lawsuits

   In August 2000, the FCC addressed the extent to which the Communications Act limits the ability of plaintiffs in class action lawsuits against CMRS providers to recover damages and obtain other remedies based on alleged violations of state consumer protection statues and common law. It ruled that the Communications Act does not generally preempt the award of damages by state courts, but that whether a specific damage award is prohibited would depend on the facts of a particular case. This ruling might promote the filing of additional class actions against the industry and increase the potential for damages awards by courts.

   RF Emissions

   Media reports have suggested that radio frequency emissions may be linked to various health concerns, including cancer, and that they interfere with various medical devices, including hearing aids and pacemakers. Wireless operators such as us may be subject to potential litigation relating to these health concerns. Class action lawsuits asserting products liability, breach of warranty, and other claims have in fact been filed against many carriers. The complaints seek damages for personal injuries and the costs of headsets for wireless phone users as well as injunctive relief. Such litigation could have a material adverse effect on our results of operations.

   Restrictions on Use

   Another source of potential litigation results from accidents, death and bodily injuries allegedly attributable to use of wireless phones while driving motor vehicles. Such litigation, in conjunction with newly adopted laws prohibiting or restricting use of wireless phones while driving, could have a material adverse effect on our results of operations. On June 28, 2001, New York State enacted a law prohibiting the use of handheld wireless phones while driving other than through the use of hands-free equipment. To date, a number of communities in the United States have also passed restrictive local ordinances. Such laws and ordinances could have a material adverse effect on our results of operations by causing subscriber usage to decline.

   Emergency Services

   As discussed above, the FCC requires that service providers provide information on the source and location of a 911 call to public safety answering points. Personal communications services and other CMRS providers are subject to a variety of accuracy standards and other implementation requirements. Another source of potential litigation could stem from customers expectations and use of their wireless telephones in emergencies.

Item 2.  Properties.

   We lease property in a number of locations, primarily for administrative office space, our Sprint PCS stores, cell sites and switching centers. We have leased approximately 38,000 square feet of administrative office space at 52 Corporate Circle, Albany, New York for our headquarters. This lease expires on October 14, 2006. As of December 31, 2001, we paid for leased space on 553 sites, of which we shared approximately 47% with other wireless service providers. We own property that houses switching equipment which supports our markets. We believe our properties are currently adequate for our business operations.

Item 3.  Legal Proceedings.

   We are not a party to any lawsuit or proceeding that is likely, in the opinion of our management, to have a material adverse effect on our financial position, results of operations or cash flows. We are a party to routine filings and customary regulatory proceedings with the FCC relating to our operations.

Item 4.  Submission of Matters to a Vote of Security Holders.

   During the quarter ended December 31, 2001, resolutions were adopted by the holders of our common stock by written consent effective on December 12, 2001 to approve certain benefits to our management in compliance with the requirements of Internal Revenue Code Section 280G(b)(5). Holders of shares representing 35,264,633.9954 votes of the 37,591,098.6995 total votes outstanding consented to the adoption of such resolutions.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

Price Range of Common Stock

   Currently, there is no established public trading market for our common stock. The number of stockholders of record for each outstanding class of our common stock as of March 1, 2002 was as follows:

                        Class A Common Stock: 14 holders
                        Class B Common Stock: 57 holders
                        Class C Common Stock:  2 holders
                        Class D Common Stock: 11 holders
                        Class E Common Stock:  8 holders

Dividends

   We have never paid cash dividends. Our ability to pay dividends to our stockholders is, and if the merger is completed, our ability to pay dividends to the US Unwired subsidiary which will be our direct parent will be, limited by the terms of our senior secured credit facilities and the indenture governing our senior notes.

Recent Sales of Unregistered Securities

   During the quarter ended December 31, 2001, we granted options to purchase an aggregate of 336,764 shares of class B common stock to eight individuals under our Management Stock Incentive Plan at an exercise price of $7.00 per share. The foregoing transactions were undertaken in reliance upon the exemption from the registration requirements of the Securities Act afforded by
Section 4(2) of the Securities Act as transactions not involving any public offering. No underwriters were engaged in connection with any of the foregoing transactions.

Use of Proceeds

   From July 30, 2001, the effective date of the Registration Statement on Form S-4, file no. 333-58890, relating to 160,000 warrants to purchase shares of our class C common stock and 2,000,040 shares of class C common stock issuable upon exercise of the warrants, until the date hereof, we did not incur any expenses for underwriting discounts and commissions, finders fees or expenses paid to or for underwriters in connection with the issuance and distribution of securities. During this period, we incurred less than $0.1 million for printing expenses related to the registration. None of the other expenses were direct or indirect payments to our directors or officers or our associates, or persons owning 10% or more of any class of our equity securities or the equity securities of our affiliates. As no warrants have been exercised, we have received no proceeds from the offering.

Item 6.  Selected Financial Data.

   The selected financial data presented below separately reflects certain information from our operations for the periods presented and certain information from the operation of the Albany, Syracuse and Manchester markets by Sprint PCS for the periods presented prior to our acquisition of those markets.

IWO Holdings, Inc.

   The selected historical statement of operations and balance sheet data presented below is derived from our audited consolidated financial statements as of and for the period from our inception on August 22, 1997 through December 31, 1997, as of and for the year ended December 31, 1998, as of and for the period January 1, 1999 through December 20, 1999, as of and for the period December 20, 1999 through December 31, 1999 and as of and for the years ended December 31, 2000 and 2001. On December 20, 1999, holders of 100% of the equity in our subsidiary exchanged all of their equity ownership in the subsidiary for shares of our common stock.

   The data set forth below should be read in conjunction with our consolidated financial statements and accompanying notes included elsewhere in this report and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                    For the
                                  Period from
                                   Inception                  For the      For the
                                  (August 22,                  Period       Period
                                     1997)     For the Year  January 1,  December 20, For the Year For the Year
                                    through       Ended     1999 through 1999 through    Ended        Ended
                                  December 31, December 31, December 20, December 31, December 31, December 31,
                                      1997         1998         1999         1999         2000         2001
                                  ------------ ------------ ------------ ------------ ------------ ------------
                                                        (In thousands, except share data)
Statement of Operations:
Net revenues(1)..................    $   --       $   --      $     --     $    --      $ 58,836     $110,145
                                     ------       ------      --------     -------      --------     --------
Operating expenses:
    Costs of services and
     equipment...................        --           --            --          --        48,818       88,924
    Selling and marketing........         6            8            36           5        19,497       31,749
    General and administrative...        --           51         5,478         839        20,031       25,335
    Depreciation and
     amortization................        --           --            --          --        12,538       19,102
    Financial advisory fees......        --           --         9,250          --            --           --
                                     ------       ------      --------     -------      --------     --------
       Total operating
        expenses.................         6           59        14,764         844       100,884      165,110
                                     ------       ------      --------     -------      --------     --------
Operating loss...................        (6)         (59)      (14,764)       (844)      (42,048)     (54,965)
Interest income..................        --           --            --         171         2,032        7,594
Interest expense.................        --           --           (78)         --        (3,532)     (24,478)
Amortization of debt issuance
 and offering costs..............        --           --            --         (84)       (2,843)      (3,323)
Other debt financing fees........        --           --            --        (319)       (3,689)      (1,769)
                                     ------       ------      --------     -------      --------     --------
Net loss.........................    $   (6)      $  (59)     $(14,842)    $(1,076)     $(50,080)    $(76,941)
                                     ======       ======      ========     =======      ========     ========
Basic and diluted net loss per
 share(2)........................    $(0.00)      $(0.01)     $  (2.36)    $ (0.04)     $  (1.63)    $  (2.05)
                                     ======       ======      ========     =======      ========     ========

                                                                    As of December 31,
                                                          --------------------------------------
                                                          1997  1998    1999     2000     2001
                                                          ---- ------ -------- -------- --------
                                                                      (In thousands)
Balance Sheet Data:
Cash and cash equivalents................................ $ 31 $  319 $104,752 $ 36,313 $  3,394
Investment securities at amortized cost--held to maturity   --     --       --       --   73,680
Restricted cash, accrued interest and U.S. Treasury
  obligations at amortized cost--held to maturity........   --     --       --       --   61,719
Property and equipment, net(1)(3)........................   --     --      782  102,564  176,226
Total assets.............................................  185  1,386  129,058  232,699  412,927
Long-term debt...........................................   --     --       --   80,000  297,407
Redeemable common stock..................................   --     --      310      346       --
Total stockholders' equity(4)............................  119    435  122,591  123,494   55,793

--------
(1) In 2000, we acquired from Sprint PCS certain assets, primarily network assets, and obtained the rights to manage 45,000 subscribers, for approximately $116,400,000 (see note 3 to the notes to our consolidated financial statements).
(2) Basic and diluted net loss per share of common stock is computed by dividing net loss by the weighted average number of common shares outstanding. We have assumed that the shares issued by us to the prior stockholders of our subsidiary on December 20, 1999 were outstanding for all of 1997, 1998 and for the period from January 1, 1999 through December 20, 1999. No options or warrants were included in the calculation of diluted loss per share because their impact would have been anti-dilutive.

(3) Includes construction in progress of approximately $243,000, $33,009,000 and $37,023,000 as of December 31, 1999, 2000 and 2001, respectively.
(4) In 1999, we sold common stock for approximately $135,000,000 (see note 1 to the notes to our consolidated financial statements).

Albany, Syracuse and Manchester Markets

   The selected financial data presented below under the caption "Statement of Revenues and Expenses" for each of the three years in the period ended December 31, 1999, and under the caption "Statements of Assets Sold Data" as of December 31, 1998 and 1999, are derived from the audited financial statements of the Albany, Syracuse, and Manchester markets that we acquired.

   The data set forth below should be read in conjunction with the Albany, Syracuse and Manchester markets' financial statements and accompanying notes included elsewhere in this report and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                     Year Ended December 31,
                                                     -----------------------
                                                      1997    1998    1999
                                                     ------- ------- -------
                                                         (In thousands)
   Statement of Revenues and Expenses:
   Net revenues..................................... $ 2,113 $ 9,137 $23,401
   Operating expenses:
      Costs of services and equipment...............   8,381  12,201  20,203
      General and administrative....................   6,675   7,361   8,976
      Selling and marketing.........................   3,998   3,724   5,870
      Depreciation and amortization.................   6,841   9,491  10,205
                                                     ------- ------- -------
          Total operating expenses..................  25,895  32,777  45,254
                                                     ------- ------- -------
   Operating expenses in excess of net revenues..... $23,782 $23,640 $21,853
                                                     ======= ======= =======

                                                                As of December 31,
                                                                ------------------
                                                                  1998      1999
                                                                 -------  -------
                                                                  (In thousands)
 Statement of Assets Sold Data:
 Total assets sold................................              $64,175  $62,886
                                                                =======  =======

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this report. We emerged from being a development stage company as of January 5, 2000 and have significantly expanded, and will continue to expand, our operations. Accordingly, we do not believe the discussion and analysis of our historical financial condition and results of operations set forth below are indicative nor should they be relied upon as an indicator of our future performance.

Critical Accounting Policies and Estimates

   Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to customer programs and incentives, product returns, bad debts, inventories, investments, intangible assets, income taxes, financing operations and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

   We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. We record estimated reductions to revenue for customer programs and incentive offerings including promotions and other customer credits. If market conditions were to decline, we may take actions to increase customer incentive offerings possibly resulting in an incremental reduction of revenue at the time the incentive is offered. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We write down our inventory for estimated obsolescence or unmarketable inventory when determinable. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. We will record an investment impairment charge if we believe an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may require an impairment charge in the future. We record a full valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

Overview

   We provide digital wireless personal communications services, or PCS, and related products to customers in the northeastern United States as part of Sprint PCS's licenses to provide nationwide service. In February 1999, we, through our operating subsidiary Independent Wireless One Corporation, entered into a management agreement, a services agreement and trademark and service mark license agreements with Sprint PCS to provide these services. In December 1999, we and Sprint PCS entered into an addendum to the management agreement. Our agreements with Sprint PCS have a term of 20 years from December 1999 and can be extended for an additional 30 years, in ten-year increments.

   We are responsible for building, owning and managing the portion of the Sprint PCS network located in our territory. Our portion of the Sprint PCS network is designed to offer a seamless connection with Sprint PCS's and its affiliates' 100% digital wireless network licensed nationwide. We have the exclusive right to provide 100% digital wireless services under the Sprint(R) and Sprint PCS(R) brand names in our territory. We offer national plans designed by Sprint PCS and may offer specialized local plans tailored to our local market demographics. We market wireless products and services through a number of distribution outlets in our territory, including major national distributors, local sales agents and retailers, and our own Sprint PCS stores and direct sales force. In addition, we purchase our network infrastructure and subscriber equipment under Sprint PCS's vendor contracts that reflect its volume discounts.

   Independent Wireless One, LLC was formed on August 22, 1997 by a consortium of independent local telephone companies to become a provider of wireless telecommunications and data services. In September 1998, its status was changed to a C-corporation and its name was changed to Independent Wireless One Corporation.

   In October 1999, IWO Holdings, Inc. was formed to hold an investment in Independent Wireless One Corporation. In December 1999, all of the stockholders of Independent Wireless One Corporation exchanged their equity ownership for an aggregate of 6,300,000 shares of IWO Holdings's capital stock, while other investors and management invested approximately $135.0 million for approximately 79% of IWO Holdings's equity.

   Under an asset purchase agreement and other agreements between Sprint PCS and Independent Wireless One Corporation, we purchased assets from Sprint PCS for approximately $116.4 million and obtained the right to manage approximately 45,000 subscribers in our territory. The asset purchase agreement contained a multi-phase closing process. In January 2000, we paid Sprint PCS approximately $32.1 million and received from Sprint PCS certain furniture, fixtures and equipment and the leasehold interest in our corporate offices. In addition, we obtained the outstanding accounts receivable balance as of December 31, 1999 and the right to manage approximately 45,000 subscribers based within our territory. In February 2000, Sprint PCS transferred to us the retail related assets including furniture, fixtures and equipment and the leasehold interest at three Sprint PCS retail stores. In March 2000, Sprint PCS transferred to us certain of its network assets and its interest in various cell site and other network related leases for approximately $84.3 million. We formed Independent Wireless One Leased Realty Corporation in February 2000 to hold all of our leasehold interests in our administrative office space, retail stores, cell sites and switch facilities.

   In December 2000, we issued a total of $50.0 million of our class B, C, and E common stock. The purchase price per share of the $50.0 million of our class B, C, and E common stock was $7.00 per share.

   In addition, in December 2000, we amended our $240.0 million senior credit facilities to provide that, subject to specified conditions, we may request an increase of $25.0 million in available borrowings on or prior to March 31, 2002. No lender is obligated to subscribe to this new commitment.

   In February 2001, we issued 160,000 units consisting of $1,000 principal amount of 14% senior notes due 2011 and one warrant to purchase 12.50025 shares of our class C common stock at an exercise price of $7.00 per share.

   On December 19, 2001, we entered into a definitive agreement and plan of merger with US Unwired Inc., a Sprint PCS affiliate, under which we and an indirect, wholly-owned subsidiary of US Unwired will merge in a tax-free reorganization. The transaction will be accounted for as a purchase transaction, with US Unwired as the accounting acquiror. At the effective time of the merger, each issued and outstanding share of our outstanding common stock will be converted into the right to receive approximately 1.0371 shares of US Unwired common stock. If the merger is completed, we will be an indirect, wholly-owned subsidiary of US Unwired, and the combined company will be called US Unwired.

   In February 2002, we further amended our $240.0 million senior credit facilities in connection with the proposed merger with US Unwired. The amendment consisted of a modification to the change of control definition contained in the senior credit facilities agreement. The amendment will become effective upon consummation of the merger.

   We recognize 100% of our revenues from Sprint PCS subscribers based in our territory, proceeds from the sale of handsets and accessories and fees from Sprint PCS and its affiliates when their customers travel onto our portion of the Sprint PCS network. Sprint PCS retains 8% of net collected service revenue, excluding travel and roaming revenues, from Sprint PCS subscribers based in our territory. We report the amount retained by Sprint PCS as an operating expense.

   As part of our agreements with Sprint PCS, we have the option to pay Sprint PCS to provide us with back office services such as customer activation, handset logistics, billing, customer service and network monitoring services. We have elected to contract the performance of these services to Sprint PCS in order to take advantage of Sprint PCS's economies of scale, focus more on customer acquisition, network build-out and new market launches and lower our initial capital requirements. The cost of these services is determined by Sprint PCS and primarily calculated on a per-subscriber and per-transaction basis. These costs are recorded as an operating expense. Our results of operations may be adversely affected if Sprint PCS decides to unilaterally change pricing plans and program requirements or decides not to continue, or to change the cost of, back office services.

   We incur sales and marketing expenses that include local advertising expenses, promotional costs, sales commissions and expenses related to our distribution channels. We expect that our cost per new customer will be higher in the initial years of operation and will decline as our sales and marketing expenses are distributed over a greater area of operation and we acquire more customers. Costs of handsets are also expected to decline. We benefit from the use of the Sprint(R) and Sprint PCS(R) brand names, Sprint PCS national advertising and other marketing programs. We must offer Sprint PCS subscriber pricing plans designated for regional or national offerings, including Sprint PCS's "Free and Clear" plans. We are permitted to establish our own local pricing plans for Sprint PCS products and services offered only in our territory, subject to Sprint PCS's approval. Our costs for handsets and accessories will reflect Sprint PCS volume discounts. To increase our subscriber base, we offer our handsets at a price less than our costs, a common industry practice.

   In addition to the benefits and services provided through our agreements with Sprint PCS, we utilize the services of third parties to build and support the operations of our network. As a result of this outsourcing, we are substantially dependent on Sprint PCS and the other third parties for the build-out and operation of our network. If we fail to complete our network build-out on schedule or meet Sprint PCS's program requirements, we would be in breach of our management agreement with Sprint PCS which could result in termination of the management agreement, except if such failure results primarily from (1) any FCC order or any other injunction issued by any governmental authority impeding our ability to complete our network build-out or meet Sprint PCS's program requirements, (2) the failure of any governmental authority to grant any consent or approval or any delay on the part of any governmental authority in granting any consent or approval, (3) the failure of any vendor to deliver any equipment or services in a timely manner, or (4) any act of god, act of war or insurrection or other similar events not reasonably within our control. If the management agreement is terminated, we will no longer be able to offer Sprint PCS products and services and may be required to sell our operating assets to Sprint PCS at 72% of our entire business value and without further stockholder approval. Our entire business value includes the value of our right to use the spectrum licenses in our markets, our business operations and other assets.

   Along with Sprint PCS and its other affiliates, we plan to operate our personal communications services network seamlessly with the Sprint PCS network. This allows our customers to use these communications services and features in any Sprint PCS service area throughout the United States without incurring additional charges. Similarly, our personal communications services network is available to customers traveling within our service areas. A standard service fee as determined by Sprint PCS is exchanged by Sprint PCS and its affiliates for these inbound and outbound travel services. Our outbound travel expenses exceeded our inbound travel revenues by approximately $10.6 million in 2000 due to the limitations of our network coverage at that time. During the year ended December 31, 2001, our inbound travel revenues exceeded outbound travel expenses by approximately $2.3 million, primarily due to our expanded network coverage. In accordance with our agreement with Sprint PCS, we will not be charged outbound travel expenses in excess of our inbound travel revenue until January 1, 2003.

   As of December 31, 2001, our network covered approximately 4.0 million residents, or 65% of the licensed population, and served over 155,000 subscribers.

   Until January 2000, we were a development stage company and incurred a loss of $16.0 million from inception. During the year ended December 31, 2001, we incurred a net loss of $76.9 million, a $26.8 million increase over our net loss of $50.1 million for the year ended December 31, 2000. This increase is primarily due to our continued growth of our network, subscriber base and our human resource infrastructure. We expect future operating expenses to increase substantially compared to the year ended December 31, 2001. Our costs of services and equipment and general and administrative expense will increase as a result of the accelerated expansion of our network, human resource infrastructure and subscriber base. Our selling and marketing expenses will also increase due to the introduction of new sales and marketing programs, increased levels of advertising expenditures, the launch of new retail stores and seasonal increases in the fourth quarter holiday season. We also expect quarterly net revenue to increase as our subscriber base continues to grow and our network coverage expands. We expect to continue to incur significant operating losses and to generate significant negative cash flow from operating activities until at least 2003 while we continue to develop and construct our network and build our customer base.

Results of Operations

  Net Revenues

   We derive our revenues from four general sources that are described in order of their significance:

  . Subscriber revenue. Subscriber revenue consists of monthly recurring service charges, non-recurring activation fees, and monthly non-recurring charges for local, long distance, travel, roaming and airtime usage in excess of the pre-subscribed usage plan.

  . Sprint PCS travel revenue. Sprint PCS travel revenue is generated when a Sprint PCS subscriber based outside our markets uses our portion of the Sprint PCS network.

  . Non-Sprint PCS roaming revenue. Non-Sprint PCS roaming revenue is generated when a non-Sprint PCS subscriber uses our portion of the Sprint PCS network.

  . Product sales revenue. Product sales revenue is generated from the sale of handsets and accessories.

  Operating Expenses

   Our operating expenses primarily include costs of services and equipment, general and administrative expenses, sales and marketing expenses, and depreciation and amortization, some of which will be incurred through our management and services agreements with Sprint PCS, and others of which we will incur directly. These are described in the order of their significance:

  . Costs of services and equipment. Costs of services and equipment include site lease costs and related utilities and maintenance, engineering personnel, transport facilities, interconnect charges, travel and roaming expense and handset and equipment costs. The fees we pay to Sprint PCS for the use of their support services, including billing and collections services and customer care, are also included in this expense category.

  . Selling and marketing expenses. Selling and marketing expenses relate to our third-party distribution channels, sales representatives, sales support personnel, our retail stores, advertising programs, promotions and commissions.

  . General and administrative expenses. General and administrative expenses include our corporate executive payroll, compensation and benefits, bad debt provision, insurance and corporate facilities. We also include as an expense the 8% of all collected revenue which is paid to Sprint PCS.

  . Depreciation and amortization expense. We depreciate the majority of our property and equipment using the straight-line method over five to ten years. Prior to January 1, 2002, we amortized the intangible asset (excess purchase price over the fair value of net assets acquired in the amount of $50.1 million) from our Albany, Syracuse and Manchester acquisition over a period of 20 years (see description of SFAS No. 142, "Goodwill and other Intangible Assets" under "Recent Accounting Pronouncements").

  Interest Expense

   Interest on our senior credit facilities accrues at the prime rate, or at our option the federal funds rate or the reserve adjusted London Interbank Offered Rate, plus specified margins. Interest on our senior notes accrues at 14% per annum. Further, the senior notes discount is being amortized as interest expense using the effective interest method over the term of the senior notes.

  Amortization of Debt Issuance Costs

   Amortization of debt issuance costs include the amortized amount of deferred financing fees relating to our senior credit facilities, our senior notes, and the write-off of the debt issuance costs of the terminated bridge loan facility.

  Other Debt Financing Fees

   Other debt financing fees primarily include annual fees such as loan commitment fees.

  IWO Holdings, Inc.--Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

   Customer Additions. As of December 31, 2001, we provided personal communication services to 155,228 customers, a net increase of 73,601 during the year then ended, compared to a net increase of 36,504 new customers during the year ended December 31, 2000. The increased customers are attributable to the expansion of the network within our existing markets as well as the expansion into new markets within our territory.

   Average Revenue Per User (ARPU). For the year ended December 31, 2001, ARPU (including inbound roaming revenues) was $79 compared to $80 for the year ended December 31, 2000, a decrease of $1. The slight decrease in ARPU primarily resulted from the decrease in the Sprint PCS determined inter-service area usage rate earned per minute when a Sprint PCS subscriber based outside of our market uses our portion of the Sprint PCS network. Service revenues include the service revenues billed to our subscribers plus inbound roaming revenues. Excluding inbound roaming revenues, our subscriber service ARPU for the years ended December 31, 2001 and 2000, was $54.

   Revenues. Net revenues were $110.1 million for the year ended December 31, 2001 compared to $58.8 million for the year ended December 31, 2000, an increase of $51.3 million. The increased revenue reflects the increase in customer base and the increase in inbound roaming revenues of $14.0 million associated with our network expansion.

   Costs of Services and Equipment. The costs of services and equipment were $88.9 million for the year ended December 31, 2001 compared to $48.8 million for the year ended December 31, 2000, an increase of $40.1 million. Operations expense was $36.0 million for the year ended December 31, 2001 and $20.9 million for the year ended December 31, 2000. Roaming expense on Sprint PCS networks was $28.3 million for the year ended December 31, 2001 and $18.3 million for the year ended December 31, 2000. Cost of equipment was $14.0 million for the year ended December 31, 2001 and $3.7 million for the year ended December 31, 2000. Customer services and billing related expenses were $10.7 million for the year ended December 31, 2001 and $5.9 million for the year ended December 31, 2000. These increases correspond with the network expansion and increase in subscribers since December 31, 2000. The costs incurred related to our agreement with Sprint PCS were $66.1 million, or 74% of total costs of service and equipment, for the year ended December 31, 2001 and $38.8 million, or 80% of total costs of service and equipment, for the year ended December 31, 2000.

   Selling and Marketing. We incurred selling and marketing expenses of $31.7 million during the year ended December 31, 2001 compared to $19.5 million during the year ended December 31, 2000, an increase of $12.2 million. The increase in cost is due to increased sales and marketing activities and our growing subscriber base. Despite this increase, we have decreased our cost per gross activation by $3 from $357 for the year ended December 31, 2000 to $354 for the year ended December 31, 2001. This decrease is primarily due to increases in marketing efficiencies. The costs incurred related to our agreement with Sprint PCS were $12.4 million, or 39% of total selling and marketing expenses, for the year ended December 31, 2001 and $10.8 million, or 55% of total selling and marketing expenses, for the year ended December 31, 2000.

   General and Administrative. For the year ended December 31, 2001, we incurred expenses of $25.3 million compared to $20.0 million for the year ended December 31, 2000, an increase of $5.3 million. The increase is primarily attributable to an increase in our Sprint PCS affiliation fee resulting from growth in net revenues and $2.4 million of merger-related costs incurred during the fourth quarter of 2001. Noncash stock option compensation expense was $0.3 million for the year ended December 31, 2001 compared to $1.8 million for the year ended December 31, 2000, a decrease of $1.5 million. The costs incurred related to our agreement with Sprint PCS were $5.4 million, or 21% of total general and administrative expenses, for the year ended December 31, 2001 and $3.1 million, or 16% of total general and administrative expenses, for the year ended December 31, 2000.

   Depreciation and Amortization. For the year ended December 31, 2001, depreciation and amortization expense increased to $19.1 million compared to $12.5 million for the year ended December 31, 2000, an increase of $6.6 million. The increase in depreciation and amortization expense relates to the expansion of the operating network. Depreciation and amortization will continue to increase substantially as additional portions of our network are placed into service. We incurred capital expenditures of $86.6 million in the year ended December 31, 2001, which included approximately $6.9 million of capitalized interest and labor. As of December 31, 2001, our network covered 4.0 million people, an increase of 1.3 million people from the 2.7 million people our network covered at December 31, 2000. We incurred capital expenditures of $108.6 million in the year ended December 31, 2000, which included the purchase of assets from Sprint PCS and capitalized interest and labor of $1.8 million.

   Interest Income. For the year ended December 31, 2001, interest income was $7.6 million compared to $2.0 million for the year ended December 31, 2000, an increase of $5.6 million. We had higher average invested balances partially offset by decreasing interest rates for the year ended December 31, 2001 as compared to the year ended December 31, 2000, as a result of the proceeds from our December 2000 equity offering and February 2001 debt offering. As capital expenditures are required to complete the build-out of our personal communications services network, and as working capital and operating losses are funded, decreasing average invested balances are expected to result in lower interest income for 2002.

   Interest Expense. For the year ended December 31, 2001, interest expense was $24.5 million compared to $3.5 million for the year ended December 31, 2000, an increase of $21.0 million. The increase is primarily attributable to increased borrowings under the senior credit facilities and issuance of the senior notes.

   Amortization of Debt Issuance and Offering Costs. For the year ended December 31, 2001, amortization of debt issuance and offering costs was $3.3 million compared to $2.8 million for the year ended December 31, 2000, an increase of $0.5 million. The increase was primarily attributable to amortization of the costs incurred to issue our $160.0 million senior notes in February 2001.

   Other Debt Financing Fees. For the year ended December 31, 2001, other debt financing fees were $1.8 million compared to $3.7 million for the year ended December 31, 2000, a decrease of $1.9 million. The decrease was primarily attributable to the elimination of the commitment fee payable on the bridge loan that was replaced with the issuance of our $160.0 million senior notes in February 2001 combined with the decrease in the undrawn funds under our senior credit facilities.

   Merger-Related Fees. We will incur significant direct transaction expenses in connection with the merger with US Unwired, which we will expense for accounting purposes as incurred. Following the closing of the merger, we will incur severance expenses in connection with the termination of the employment of certain of our officers and employees. Because a portion of the severance expenses are calculated based upon the market price of US Unwired's common stock at the effective time of the merger, if the price of US Unwired's common stock at the effective time of the merger is greater than the price of US Unwired's common stock at the date of announcement of the merger, the severance costs will increase.

  IWO Holdings, Inc.--Year Ended December 31, 2000

   We commenced operations on January 5, 2000. For the year ended December 31, 2000, we recognized $58.8 million in net revenues, primarily from monthly access and airtime fees, which represented 63.2% of net revenues. Our costs of services and equipment during this period was $48.8 million, or 83.0% of net revenues. Our selling and marketing expenses were $19.5 million, or 33.2% of net revenues. Our general and administrative expenses were $18.2 million (excluding $1.8 million in non-cash, stock-based compensation expense from stock options granted to our former Chief Executive Officer and former General Counsel), or 30.1% of net revenues. Depreciation and amortization during the year ended December 31, 2000 was approximately $12.5 million, of which approximately $11.4 million or 91.0% related to the assets acquired from Sprint PCS. Included in operating expenses was $52.7 million, or 52.2% of total operating expenses, related to our agreement with Sprint PCS, including pass-through expenses.

  Albany, Syracuse, and Manchester Markets--Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

   The 1999 operations reflect the operation of the Albany, Syracuse, and Manchester markets by Sprint PCS. Historical results are not necessarily indicative of current and future operations that we are managing and will manage.

   Net revenues increased by $14.3 million or 156.1% to $23.4 million in 1999 compared to 1998. Net revenues primarily consisted of subscriber revenue from monthly access and airtime service fees. The increase is primarily attributable to an increased number of subscribers.

   Costs of services and equipment mainly include handset and accessory costs, switch and cell site expenses and other network-related costs. These costs increased by $8.0 million or 65.6% to $20.2 million in 1999 compared to 1998. These costs were approximately 86% of net revenues in 1999 compared to approximately 134% in 1998. The increase in costs is primarily attributable to the increase in subscribers and expanded market coverage. The decrease in costs as a percentage of net revenues reflects increased efficiencies.

   General and administrative expenses increased by $1.6 million or 21.9% to $9.0 million in 1999 compared to 1998. These expenses were approximately 38% of revenues in 1999 compared to approximately 81% in 1998. The increase in costs is primarily attributable to an expanded workforce to support subscriber growth. The decrease in expenses as a percentage of net revenues reflects increased efficiencies.

   Selling and marketing expenses increased by $2.1 million or 57.6% to $5.9 million in 1999 compared to 1998. These expenses were approximately 25% of revenues in 1999 compared to approximately 41% in 1998. The increase in expenses is due to increased sales and marketing activities and more customers acquired. The decrease in expenses as a percentage of net revenues reflects more customers acquired.

   Depreciation and amortization expense increased $714,000 or 7.5% to $10.2 million in 1999 compared to 1998. This increase is due to increases in property, plant and equipment.

   Operating expenses in excess of net revenues decreased by approximately $1.8 million or 7.6% to $21.9 million in 1999 compared to 1998. This decrease is a result of increased costs and expenses more than offset by increased net revenues.

Liquidity and Capital Resources

   During our developmental stage, our activities consisted principally of raising capital, consummating and supporting our agreements with Sprint PCS, developing the initial design of our network and adding to our management team. We commenced operations on January 5, 2000. Since then, our activities have consisted primarily of building our customer base and expanding our network coverage. We have relied on the proceeds from equity and debt financing, rather than cash generated from operations, as our primary sources of capital. Specifically, these activities to date have been funded through equity investments of $188.4 million as well as borrowings of $145.0 million under our senior credit facilities and net proceeds from the issuance of $160.0 million of senior notes and warrants.

   Our $240.0 million senior secured credit facilities include:

  .  a $70.0 million eight-year revolving credit facility;

  .  a $120.0 million delayed draw, eight-year term loan facility; and

  .  a $50.0 million eight and one-half year term loan facility.

   We borrowed the full amount available under the $50.0 million term loan facility in March 2000 at the closing of our purchase from Sprint PCS of the network assets in our territory and, as of December 31, 2001, had borrowed $90.0 million under the $120.0 million term loan facility and $5.0 million under the $70.0 million revolving credit facility. Quarterly principal payments commence on both term loans in March 2004. The $120.0 million delayed draw term loan requires 17 quarterly payments ranging from $2,000,000 on March 31, 2004 to $12,000,000 on March 31, 2008. The $50.0 million term loan requires 19 quarterly payments ranging from $0.25 million on March 31, 2004 to $31.0 million on September 30, 2008. Generally, amounts repaid under the $70.0 million revolving credit facility may be re-borrowed until its termination on March 31, 2008. In any case, we must repay the outstanding principal balance and interest under the $70.0 million revolving credit facility on March 31, 2008.

   The interest rate applicable to the senior credit facilities is based on, at our option, (1) LIBOR (Eurodollar loans) plus the applicable margin, as defined in the senior credit facilities agreement, or (2) the higher of the administrative agent's prime rate or the federal funds effective rate (ABR loans) plus the applicable margin. The applicable margin for Eurodollar loans will range from 1.50% to 3.75% based on specified events involving our company. The applicable margin for ABR loans will range from 0.50% to 2,75% based on specified events involving our company.

   The loans under the senior credit facilities are subject to a quarterly commitment fee, which ranges from 0.75% to 1.25% of the available portion of the $120.0 million term loan, the $50.0 million term loan and the revolving credit facility. We paid $1,300,000 in connection with amendments to the senior credit facilities for the year ended December 31, 2000.

   In connection with the senior credit facilities, we deposited $8.0 million as a compensating balance with the commercial lenders of the credit facilities. The compensating balance must be maintained until the credit facilities are repaid in full.

   In December 2000, we amended our $240.0 million senior credit facilities to provide that, subject to specified conditions, we may request an increase of $25.0 million in available borrowings on or prior to March 31, 2002. No lender is obligated to subscribe to this new commitment.

   In February 2001, we issued 160,000 units, each consisting of $1,000 principal amount of 14% senior notes due January 15, 2011 and one warrant to purchase 12.50025 shares of our class C common stock at an exercise price of $7.00 per share. The gross proceeds from the offering were $160.0 million. Concurrently with the closing of the offering, a portion of the proceeds of the offering was used to purchase a portfolio of U.S. government securities, referred to as the interest reserve, that will generate sufficient proceeds to make the first six scheduled interest payments on the senior notes.

   As of December 31, 2001, we had $3.4 million in cash and cash equivalents, compared to $36.3 million in cash and cash equivalents as of December 31, 2000. Working capital was $55.2 million as of December 31, 2001 as compared to working capital of $16.5 million as of December 31, 2000. As of December 31, 2001, we held $73.7 million in investment securities, of which $56.5 million was included in current assets, and $53.7 million in the interest reserve account for the senior notes, of which $33.9 million was included in current assets.

   Net cash used in operating activities was approximately $44.6 million for the year ended December 31, 2001 and $20.0 million for the year ended December 31, 2000. Cash used in operating activities in 2001 was the result of our $76.9 million net loss partially offset by a net $8.1 million in cash provided by changes in working capital, and depreciation and amortization and other non-cash items totaling $24.2 million. Cash used in operating activities in 2000 was the result of our $50.1 million net loss partially offset by a net $12.9 million in cash provided by changes in working capital, and depreciation and amortization and other non-cash items totaling $17.2 million.

   Net cash used in investing activities was approximately $206.2 million for the year ended December 31, 2001 and approximately $172.8 million for the year ended December 31, 2000. The uses for the year ended 2001 included cash outlays of $77.8 million for purchases of property and equipment and construction in progress, $105.3 million of investment securities purchased, and the establishment of the $53.7 million interest reserve related to the 14% senior notes, offset by $30.7 million in proceeds from matured investments. The uses for the year ended December 31, 2000 were related primarily to the purchase of $116.4 million in assets from Sprint PCS, the purchase of $47.7 million of property and equipment and construction in progress, and restricted cash of $8.0 million.

   Net cash provided by financing activities was approximately $217.9 million for the year ended December 31, 2001 and $124.3 million for the year ended December 31, 2000. In 2001, these sources consisted primarily of proceeds of $160.0 million on the 14% senior notes less offering costs of approximately $7.7 million, $65.0 million drawn under the senior credit facilities, $0.4 million from the exercise of stock options, and $0.5 million from the repayment of promissory notes, reduced by $0.3 million in treasury stock purchases. In 2000, the sources consisted of $80.0 million borrowed net of repayments under the senior credit facilities and gross proceeds from equity issuances of $49.5 million less offering costs (primarily debt-related) of approximately $5.2 million.

   As of December 31, 2001, $93.9 million remained available under the senior credit facilities. We expect that cash and cash equivalents and our investments in securities, together with future advances under the senior credit facilities, will fund our capital expenditures and our working capital requirements through 2003, at which time we anticipate we will be cash flow positive. The senior credit facilities and senior notes are subject to certain restrictive covenants including maintaining certain financial ratios, attaining defined subscriber growth and network coverage goals, and limiting annual capital expenditures. Further, the senior credit facilities agreement and senior notes indenture restrict the payment of dividends on our common stock. Pursuant to the consent and agreement between Sprint PCS and the lenders under the senior credit facilities, at the administrative agent's request, Sprint PCS will redirect any payments due to us under the management agreement to the administrative agent during the continuation of any default by us under the senior credit facilities.

   The senior credit facilities are collateralized by a perfected security interest in substantially all of Independent Wireless One Corporation's tangible and intangible assets, including an assignment of Independent Wireless One Corporation's affiliation agreements with Sprint PCS and a pledge of all of the capital stock of our subsidiaries. We have guaranteed all of the obligations under the senior credit facilities.

   Our future contractual obligations related to long-term debt, noncancellable operating leases, and unconditional purchase agreements at December 31, 2001 were as follows:

                                                        Payments Due by Period
                                                --------------------------------------
                                                Less than                      After
       Contractual Obligations          Total    1 year   1-3 years 4-5 years 5 years
       -----------------------         -------- --------- --------- --------- --------
                                                            (In thousands)
Senior notes.......................... $160,000  $    --   $    --   $    --  $160,000
Long-term debt (1).................... $145,000  $    --   $13,800   $55,200  $ 76,000
Operating leases...................... $ 61,050  $11,529   $22,919   $15,795  $ 10,807
Unconditional purchase obligations (2) $ 97,000  $68,000   $29,000        --        --

--------
(1) As of December 31, 2001, we had $93.9 million available under our $240.0 million senior credit facilities, which is net of $1.1 million of irrevocable stand-by letters of credit issued to our insurance bonding agent as collateral for the insurance bonding agent issuing our insurance performance bonds as security for future cell site locations.

(2) Represents estimated budgeted annual expenditures as of December 31, 2001 for our network build as required under our management agreement with Sprint PCS.

   The warrant registration rights agreement for our outstanding warrants contains certain provisions including the requirement for us to keep the warrant registration statement continuously effective until the date on which all of the warrants and warrant shares are not transfer restricted. Upon a warrant registration default, the liquidated damages required to be paid to each holder of a transfer restricted warrant will be in an amount equal to $0.03 per week per warrant for each week or portion of a week that the warrant registration default continues for the first 90-day period immediately following the warrant registration default. This amount will increase by an additional $0.02 per week per warrant with respect to each subsequent 90-day period, up to a maximum amount equal to $0.07 per week per warrant. The provision for liquidated damages will continue until the warrant registration default has been cured. We will not be required to pay liquidated damages for more than one warrant registration default at any given time.

   Liquidated damages accrued as of January 15 or July 15 of each year will be payable on that date. All accrued liquidated damages shall be paid by us to warrant holders entitled to liquidated damages in accordance with the warrant agreement. No warrant registration defaults have occurred to date.

   On December 19, 2001, we entered into a definitive agreement and plan of merger with US Unwired Inc., a Sprint PCS affiliate, under which we and an indirect, wholly-owned subsidiary of US Unwired will merge in a tax-free reorganization. At the effective time of the merger, each issued and outstanding share of our outstanding common stock will be converted into the right to receive approximately 1.0371 shares of US Unwired common stock. The merger agreement will terminate if the merger is not consummated on or before June 18, 2002. We must pay US Unwired a termination fee of $7.0 million if the merger has not occurred before June 18, 2002, and as of that date holders of least 6% of our common stock have exercised and not withdrawn their appraisal rights.

   If the merger is completed, due to restrictions in our and US Unwired's respective public debt indentures, we and US Unwired will be unable to provide direct or indirect credit support to one another. The lenders under our senior credit facilities will not have any recourse to the stock or assets of US Unwired or its subsidiaries, and the lenders under US Unwired's credit facilities will not have any recourse to the stock or assets of us or our subsidiaries. In addition, our and US Unwired's respective credit agreements and indentures may restrict or prohibit our subsidiaries from paying dividends not only to us but also to US Unwired and may also restrict or prohibit US Unwired's subsidiaries from paying dividends not only to US Unwired but also to us.

Related Party Transactions

   We received financial advisory and investment banking services from several stockholders related to our equity and debt financing and acquisition of Sprint PCS assets. Total amounts incurred for these services were approximately $9,285,000 for the period January 1, 1999 through December 20, 1999, $3,638,000 for the period December 20, 1999 through December 31, 1999. No such services were provided for the years ended December 31, 2000 and 2001. For the period January 1, 1999 through December 20, 1999, we charged to operations $9,250,000 for financial advisory fees (of which $8,750,000 was to related parties not directly incurred in connection with the successful financing).

   On December 12, 2001, we entered into a financial advisory agreement with certain investment banking firms (of which certain principals are stockholders of our company) for a period of three months whereby such firms would advise us with respect to the sale, recapitalization, merger, consolidation or other business combination of our company. The fee for the successful completion of these services is 1.125% of our enterprise value, as defined in the agreement. We incurred expenses under this agreement in 2001 amounting to $250,000 (which are included in accrued expenses--related parties).

   On December 20, 1999, we and an affiliate of a stockholder entered into a five-year advisory agreement whereby we will receive consulting services from the affiliate for a $5,000,000 fee. The $5,000,000 fee, which was prepaid on December 20, 1999, is included in prepaid management fee--related party and is being amortized over the term of the agreement. In addition, in 1999 the affiliate provided financial advisory services to us in connection with our senior credit facilities. Costs incurred related to the senior credit facilities and paid to the affiliate approximated $3,552,000, all of which are included in debt issuance costs.

   We utilize the services of a law firm in which a partner of the law firm is a stockholder of our company. On December 20, 1999, we entered into a three-year professional services agreement with our outside general counsel/stockholder, whereby the outside general counsel/stockholder will provide legal services annually up to $400,000 and participate in our stock option program. On September 17, 2000, we terminated the professional services agreement and replaced it with a one-year consulting agreement. Legal fees incurred under the professional services agreement/consulting agreement were approximately $1,101,000 for the period January 1, 1999 through December 20, 1999, approximately $15,000 for the period December 20, 1999 through December 31, 1999, approximately $1,243,000 for the year ended December 31, 2000, and approximately $896,000 for the year ended December 31, 2001. Legal fees included in accounts payable--related parties were approximately $213,000 at December 2000 and approximately $115,000 at December 31, 2001. Legal fees included in accrued expenses--related parties were $250,000 at December 31, 2000 and 2001.

   We utilized two firms for marketing, information technology, and general management consulting, which are affiliated with its Chairman of the Board. Fees incurred were approximately $369,000 in the period January 1, 1999 through December 20, 1999, approximately $51,000 in the period December 20, 1999 through December 31, 1999, approximately $165,000 for the year ended December 31, 2000 and $-0- for the year ended December 31, 2001.

   As of December 31, 2001, our management believed that we were in compliance with all financial and operational covenants associated with our senior credit facilities, senior notes and agreements with Sprint PCS.

Recent Accounting Pronouncements

   In June 2001, SFAS No. 141, "Business Combinations" was issued by the Financial Accounting Standards Board (FASB). SFAS No. 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001. Our adoption of this statement on January 1, 2002 did not have a material impact on our financial statements.

   In June 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was issued by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. We will also be required to reassess the useful lives of all intangible assets. We adopted SFAS No. 142 on its effective date of January 1, 2002. We expect annual amortization expense relating to goodwill to decrease by approximately $2.5 million due to the effect of this statement.

   In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We believe the adoption of SFAS No. 143 will not have a material impact on our financial statements.

   In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for

Long-Lived Assets to be Disposed of," and the accounting and reporting provisions of APB No. 30. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Our adoption of this statement on January 1, 2002 did not have a material impact on our financial statements.

Inflation

   Our management believes that inflation has not had, and will not have, a material adverse effect on our financial position, results of operations or cash flows.

Seasonality

   Our business is seasonal because the wireless industry is heavily dependent on fourth quarter results. Among other things, the industry relies on significantly higher customer additions and handset sales in the fourth quarter as compared to the other three calendar quarters. The factors contributing to this trend include the increasing use of retail distribution, which is dependent on year-end holiday shopping, the timing of new product and service offerings and competitive pricing.

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

   We may experience difficulty in obtaining access to radio communications sites, commonly referred to as cell sites, due to difficulty in obtaining local regulatory approvals or other reasons. This may delay the build-out of our portion of the Sprint PCS network. As part of our build-out, we must successfully lease or otherwise retain rights to a sufficient number of cell sites and switching facilities, build out the physical infrastructure and complete the purchase and installation of equipment. We expect a majority of our cell sites to be located on facilities shared with one or more wireless providers. The termination of these cell site agreements would significantly increase the costs of our build-out. Some of the cell sites are likely to require us to obtain zoning variances or other local governmental or third party approvals. The local governmental authorities in various locations in our markets have, at times, placed moratoriums on the construction of additional cell sites. Moreover, we may have to make changes to our network design as a result of difficulties in the site acquisition process. We must also meet the technical standards described in our management agreement in connection with the build-out of our network. Additionally, the FCC requires that our network must not interfere with the operations of microwave radio systems, and we and Sprint PCS may be required to relocate incumbent microwave operations to enable us to complete our build-out. Any difficulty in constructing our portion of the Sprint PCS network may increase our costs, affect our ability to provide services in our markets on a schedule consistent with our current business plan, limit our network capacity or reduce the number of new Sprint PCS subscribers. Any significant delays resulting from this difficulty may constitute a breach of our management agreement with Sprint PCS that could lead to a termination.

   We would suffer from any failure of Sprint PCS to perform its obligations under our management agreement. In addition, if we terminate the agreement because of this failure or because of any other event of termination caused by Sprint PCS, we have only limited rights upon a termination.

   We are dependent on Sprint PCS's ability to perform its obligations under our agreements. The failure of Sprint PCS to perform its obligations under our management agreement would substantially reduce our revenues, create difficulty in obtaining important financial or subscriber information or severely restrict our ability to conduct our business. In addition, if we terminate the agreement because of this failure or because of any other event of termination caused by Sprint PCS, we will no longer be able to offer Sprint PCS products and services, and our only remedy would be to require Sprint PCS to purchase our operating assets for a price equal to 80% of our entire business value or to require Sprint PCS to assign to us up to 10 megahertz of its licensed spectrum for a price equal to 10% of our entire business value or Sprint PCS's original cost plus microwave relocation costs, whichever is greater.

   We may not receive as much Sprint PCS net travel revenue as we anticipate because more of our subscribers may travel on other networks, fewer of Sprint PCS's and its affiliates' subscribers may travel on our network or Sprint PCS may change the rate we receive.

   We are paid a fee from Sprint PCS for every minute that a Sprint PCS subscriber based outside of our markets uses the Sprint PCS network in our markets. Similarly, we pay a fee to Sprint PCS for every minute that a Sprint PCS subscriber based in our markets uses the Sprint PCS network outside our markets. Sprint PCS customers from our markets may spend more time in other Sprint PCS coverage areas than we anticipate and Sprint PCS customers from outside our markets may spend less time in our markets or may use our services less than we anticipate. As a result, we may receive less Sprint PCS inbound travel revenue than we anticipate or we may have to pay more Sprint PCS outbound travel fees than the inbound travel revenue we collect. For the year ended December 31, 2001, our inbound travel revenues represented 29% of our total revenues. We expect this percentage to decrease significantly as we complete our network build and acquire more subscribers. To the extent our outbound travel expenses exceed our inbound travel revenues, Sprint PCS has agreed not to charge us for any excess until January 1, 2003, after which we will incur losses to the extent of the excess. In addition, under our agreements with Sprint PCS, Sprint PCS can change the current fee we receive and pay for each Sprint PCS travel minute.

   The inability to use Sprint PCS's support services could disrupt our business and increase our operating costs.

   We rely on Sprint PCS's internal support systems, including customer care, customer activation, billing and other administrative support. Our operations could be disrupted if Sprint PCS is unable to maintain and expand these back office services or to efficiently outsource those services and systems through third-party vendors. It is likely that problems with Sprint PCS's internal support systems could cause:

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

   Sprint PCS's roaming arrangements may not be competitive with other wireless service providers, which may restrict our ability to attract and retain customers.

   We rely on Sprint PCS's roaming arrangements with other wireless service providers for coverage in some areas. Some risks related to these arrangements are as follows:

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

  . customers must end a call in progress and initiate a new call when leaving the Sprint PCS network and entering another wireless network; and

  . Sprint PCS customers may not be able to use Sprint PCS's advanced features, such as voicemail notification, while roaming.

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

  . we must obtain Sprint PCS's consent to sell non-Sprint PCS approved equipment, which consent could be withheld;

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

   Sprint PCS, not us, owns the licenses necessary to provide wireless services in our markets. The FCC requires that licensees like Sprint PCS maintain control of their licensed systems and not delegate control to third-party operators or managers like us. If the FCC were to determine that our management agreement with Sprint PCS needs to be modified to increase the level of licensee control, we have agreed with Sprint PCS to use our best efforts to modify the agreement to comply with applicable law. If we cannot agree with Sprint PCS to modify the agreement, it may be terminated. If the agreement is terminated, we would no longer be a part of the Sprint PCS network and we would be unable to conduct our business.

   The FCC may not renew the Sprint PCS licenses, which would prevent us from providing wireless services.

   We do not own any licenses to operate wireless networks. We are dependent on Sprint PCS's licenses, which are subject to renewal and revocation. Sprint PCS's licenses in our markets will expire in June 2005, but may be renewed for additional ten-year terms. The FCC has adopted specific standards that apply to wireless personal communications services license renewals which, in the event of a comparative proceeding with competing applications, includes the award of a renewal expectancy to Sprint PCS upon its showing of "substantial service" during the past license term. Any failure by Sprint PCS or us to comply with these standards could cause nonrenewal of the Sprint PCS licenses for our markets. Additionally, if Sprint PCS does not demonstrate to the FCC that Sprint PCS has met the five year and ten-year construction requirements for each of its wireless personal communications services licenses, it can lose the affected licenses and be ineligible to regain them.

   If Sprint PCS does not complete the construction of its nationwide personal communications services network, we may not be able to attract and retain customers.

   Sprint PCS currently intends to cover a significant portion of the population of the United States, Puerto Rico and the U.S. Virgin Islands by creating a nationwide personal communications services network through its own construction efforts and those of its affiliates. Sprint PCS is still constructing its nationwide network and does not offer personal communications services, either on its own network or through its roaming agreements, in every city in the United States. Sprint PCS has entered into, and anticipates entering into, management agreements similar to ours with companies in other markets under its nationwide personal communications services build-out strategy. Our results of operations are dependent on Sprint PCS's network and, to a lesser extent, on the networks of its other affiliates. Sprint PCS's and its affiliates' networks may not provide nationwide coverage to the same extent as its competitors which could adversely affect our ability to attract and retain customers.

  Other Risks Particular to Us

   If we do not successfully manage our anticipated rapid growth, we may not be able to complete our entire network by our target date, if at all.

   Our performance as a personal communications services provider will depend on our ability to manage successfully the network build-out process, implement operational and administrative systems, expand our base of employees, and train and manage our employees, including engineering, marketing and sales personnel. We will require expenditures of significant funds for the development, construction, testing and deployment of our personal communications services network. These activities are expected to place significant demands on our managerial, operational and financial resources.

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

   We currently have $240.0 million of senior credit facilities and as of December 31, 2001 borrowed $145.0 million under these facilities. In December 2000 we amended our $240.0 million senior credit facilities to provide that, subject to specified conditions, we may request an increase of $25.0 million in available borrowings on or prior to March 31, 2002. No lender is obligated to subscribe to this new commitment. We also have $160.0 million in outstanding 14% senior notes due 2011. As a result, we have a substantial amount of long-term debt.

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

  . our senior credit facilities place restrictions on our ability to incur additional debt or issue additional equity without our lenders' consent;

  . borrowings under our senior credit facilities are at variable rates of interest, which would result in higher interest expense in the event of increases in market interest rates; and

  . we may be unable to refinance our senior credit facilities on terms reasonably satisfactory to us.

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

   The build-out of our portion of the Sprint PCS network will require substantial capital. Additional funds could be required for a variety of reasons, including unanticipated capital expenditures, expenses or operating losses. In addition, we may need additional funding if we bring in new customers more quickly than expected because the up-front costs associated with new customers will likely exceed the initial revenue generated by these customers. Additional funds may not be available. Even if those funds are available, we may not be able to obtain them on a timely basis, on terms acceptable to us or within limitations permitted by the covenants under our senior credit facilities. Failure to obtain additional funds, should the need for them develop, could result in the delay or abandonment of our development and expansion plans. If we do not have sufficient funds to complete our build-out, we may be in breach of our management agreement with Sprint PCS or in default under our senior credit facilities.

   Our lenders could control our assets if we default on our debt.

   Due to the liens on substantially all of our assets that secure our senior credit facilities, our lenders may control our assets upon a default. Our failure to make payments on our debt would constitute a default. Our ability to make these payments depends upon our future operating performance which is subject to general economic and competitive conditions and to financial, business and other factors, many of which we cannot control. If our cash flow is insufficient, we may be forced to take actions such as delaying or reducing capital expenditures, attempting to restructure or refinance our debt, selling assets or operations or seeking additional equity capital. None of these actions may be sufficient to allow us to service our debt obligations. Further, we may be unable to take any of these actions on satisfactory terms, in a timely manner or at all. Our senior credit facilities limit our ability to take several of these actions. Under our current business plan, we expect to incur substantial debt before achieving positive cash flow. Our failure to generate sufficient funds to pay our debts or to successfully undertake any of these actions could, among other things, result in our lenders controlling our assets.

   If we do not meet all of the conditions required under our senior credit facilities, we may not be able to borrow all of the funds we anticipate receiving and may not be able to complete the build-out of our portion of the Sprint PCS network.

   Our anticipated future borrowings under our senior credit facilities will be subject at each funding date to several conditions, including:

  . acquiring minimum numbers of Sprint PCS subscribers and achieving minimum network coverage on schedule; and

  .  adhering to financial and performance related covenants.

   If we do not meet these conditions, among others, at each funding date, our lenders may choose not to lend any or all of the remaining amounts. If other sources of funds are not available, we may be unable to complete the build-out of our portion of the Sprint PCS network. If we do not have sufficient funds to complete our network build-out, we may be in breach of our management agreement with Sprint PCS and be in default under our senior credit facilities.

   If we default under our senior credit facilities, our lenders may declare our debt immediately due and payable and Sprint PCS may force us to sell our assets without stockholder approval.

   Our senior credit facilities require that we comply with specified financial ratios and other performance covenants. If we fail to comply with these covenants or we default on our obligations under our senior credit facilities, our lenders may accelerate the maturity of our debt. If our lenders accelerate our debt, Sprint PCS has the option to purchase our operating assets at a discount to market value and assume our obligations under the senior credit facilities, without further stockholder approval. If Sprint PCS does not exercise this option, our lenders may sell our assets to third parties without approval of our stockholders. If Sprint PCS provides notice to our lenders that we are in breach of our management agreement with Sprint PCS and, as a result, our obligations under the senior credit facilities are accelerated and Sprint PCS does not elect to operate our business, our lenders may designate a third party to operate our business without the approval of our stockholders.

   Our indebtedness will place restrictions on us which may limit our operating flexibility and our ability to engage in some transactions.

   The indenture governing the notes and our senior credit facilities both impose material operating and financial restrictions on us. These restrictions, subject to exceptions in the ordinary course of business, may limit our ability to engage in some transactions, including the following:

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

   Our senior credit facilities require us to maintain specified financial ratios and to satisfy specified tests, including tests relating to:

  .  minimum covered population;

  .  minimum number of subscribers to our services; and

  .  minimum annualized revenues.

   If we fail to satisfy any of the financial ratios and tests, we could be in default under our senior credit facilities.

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

   Our dependence on Sprint PCS to develop competitive products and services and the requirement that we obtain Sprint PCS's consent to sell non-Sprint PCS approved equipment may limit our ability to keep pace with our competitors in the introduction of new products, services and equipment. Additionally, we expect existing cellular providers will upgrade their systems and provide expanded, digital services to compete with the Sprint PCS products and services we offer. These wireless providers require their customers to enter into long-term contracts, which may make it more difficult for us to attract customers away from them. Sprint PCS generally does not require its customers to enter into long-term contracts, which may make it easier for other wireless providers to attract customers away from us.

   We may not be able to compete with larger, more established wireless providers who have resources to competitively price their products and services, which could result in a reduction of our subscribers.

   We compete with several wireless providers, some of which have an infrastructure in place and have been operational for a number of years. Our major competitors include Verizon Wireless, Cingular Wireless, AT&T Wireless, Nextel Communications/Nextel Partners and VoiceStream Wireless. Some of our competitors:

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

   We currently purchase all our handsets through Sprint PCS. The demand for specific types of handsets is strong and the manufacturers of those handsets may have to distribute their limited supply or products among the manufacturers' numerous customers. If Sprint PCS modifies its handset logistics and delivery plan or if we are not able to continue to rely on Sprint PCS's relationships with suppliers and vendors, some of which provide us with vendor discounts on handsets, we could have difficulty obtaining specific types of handsets in a timely manner and our handset costs could increase.

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

   Our projected build-out plan for our territory does not cover all areas of our territory. By the end of 2003, we expect to cover 74% of the resident population in our territory. As a result, our plan may not adequately serve the needs of the potential customers in our territory or attract enough subscribers to operate our business successfully. To correct this potential problem, we may have to cover a greater percentage of our territory than we anticipate, which we may not have the financial resources to complete or may be unable to do profitably.

   Investcorp S.A. and co-investors arranged by Investcorp which control us may take actions that conflict with our or your interests.

   Approximately 65.5% of the voting power of our outstanding common stock is held by Investcorp S.A. and co-investors arranged by Investcorp. Accordingly, the Investcorp investors control the power to elect our directors, to appoint new management and to approve many actions requiring the approval of our stockholders, such as adopting most amendments to our certificate of incorporation and approving mergers or sales of all or substantially all of our assets. The elected directors have the authority, subject to the terms of our debt, to issue additional stock, implement stock repurchase programs, declare dividends and make other decisions about our capital stock.

   Holders of our common stock will be unable to exercise voting control over matters requiring stockholder approval, including election of directors and approval of corporate transactions. The controlling stockholders may have no duty to protect the interests of the minority stockholders. In addition, the interests of the Investcorp investors could conflict with the interests of holders of our senior notes. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of the Investcorp investors, as equity holders, might conflict with the interests of note holders. The Investcorp investors may also have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investments, even though these transactions might involve risks to the holders of the notes.

   If the merger is completed, all of our outstanding common stock will be owned by an indirect, wholly-owned subsidiary of US Unwired.

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

   The licensing, construction, use, operation, sale and interconnection arrangements of wireless telecommunication systems are regulated to varying degrees by the FCC, the Federal Trade Commission, the Federal Aviation Administration, the Environmental Protection Agency, the Occupational Safety and Health Administration and, depending on the jurisdiction, state and local regulatory agencies and legislative bodies. Adverse decisions regarding these regulatory requirements could negatively impact Sprint PCS's operations and our costs of doing business. For example, changes in tax laws or the interpretation of existing tax laws by state and local authorities could subject us to increased income, sales, gross receipts or other tax costs or require us to alter the structure of our relationship with Sprint PCS. In addition, the FCC may license additional spectrum for new carriers, which would increase the competition we face.

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

  Risks Related to the Merger with US Unwired

   Our integration with US Unwired following the merger will present significant challenges.

   We entered into the merger agreement with the expectation that the merger will result in expanding our existing network and customer base and taking advantage of the best operating practices of both organizations. Achieving the benefits of the merger will depend in part on integrating the operations of the two companies in an efficient manner. We cannot assure you that this will occur. To realize the anticipated benefits of this combination, our and US Unwired's management team must develop strategies and implement a business plan that will successfully:

  .  manage the combined company's networks and markets;

  . maintain adequate focus on existing business, operations and network build-outs while working to integrate the two companies;

  . manage both companies' cash and available credit lines for use in financing future growth and working capital needs;

  . manage the geographic distance between our territory and US Unwired's territory; and

  .  retain and attract key employees during a period of transition.

   The diversion of our management's attention from ongoing operations and any difficulties encountered in the transition and integration process could have a material adverse effect on our financial condition and results of operations.

   Our and US Unwired's ability to operate as a combined company will be limited by our and US Unwired's separate public debt indentures and credit facilities.

   In order to for US Unwired to comply with its indenture governing its senior notes, US Unwired will designate us as US Unwired's unrestricted subsidiary. As a result, for purposes of our and US Unwired's respective public debt indentures, we and US Unwired will operate as separate business entities following the merger. Due to restrictions in our and US Unwired's indentures, we and US Unwired will be unable to provide direct or indirect credit support to one another. Likewise, we will be restricted under our debt instruments from paying dividends or freely transferring money to US Unwired. These restrictions may hinder the combined company's ability to achieve the anticipated benefits of the merger, react to developments in our or US Unwired's business or take advantage of business opportunities.

   We and US Unwired depend on the cash flows of our respective subsidiaries to satisfy our respective debt obligations.

   As holding companies, we and US Unwired depend on our respective subsidiaries for cash flow and to service our respective debt obligations. Existing or future credit agreements may restrict or prohibit our subsidiaries from paying dividends not only to us but also to US Unwired and may also restrict or prohibit US Unwired's subsidiaries from paying dividends not only to US Unwired but also to us. State law may also limit the amount of the dividends that our respective subsidiaries are permitted to pay.

   We expect to incur significant costs associated with the merger.

   We will incur significant direct transaction expenses, which we will expense for accounting purposes as incurred. Following the closing of the merger, we will incur severance expenses in connection with the termination of the employment of certain of our officers and employees. Because a portion of the severance expenses are calculated based upon the market price of US Unwired's common stock at the effective time of the merger, if the price of US Unwired's common stock at the effective time of the merger is greater than the price of US Unwired's common stock at the date of announcement of the merger, the severance costs will increase. We cannot assure you that we will not incur additional material charges in subsequent quarters to reflect additional costs associated with the merger.

   Much of our costs related to the merger, such as legal and accounting costs, some of the fees of our financial advisors and regulatory filing fees, must be paid even if the merger is not completed.

   Because US Unwired will not be providing us with any indemnification following the merger, we will become responsible for any undisclosed liabilities of US Unwired.

   US Unwired has made certain representations and warranties to us in the merger agreement concerning US Unwired's business and operations. The merger agreement, however, does not provide us with any contractual indemnification from US Unwired following the merger for any breaches of such representations and warranties of US Unwired or any failure of US Unwired to comply with its obligations under the merger agreement. As a result, if the merger is completed we will bear the burden of any undisclosed liabilities of US Unwired. We cannot assure you that any such liabilities will not materially and adversely affect our results of operations and our financial condition.

   If the merger is not consummated, the value of our common stock could be materially adversely affected, our management's attention will have been significantly diverted from other important issues, and we must pay a termination fee of $7.0 million in certain circumstances.

   The consummation of the proposed merger with US Unwired is subject to a number of conditions, of which approval by US Unwired's stockholders of the issuance of shares of US Unwired common stock in connection with the merger remains outstanding. We cannot provide any assurance that all conditions upon which the merger is contingent will be met. If the merger is not consummated for any reason, the value of our common stock could be materially adversely affected and our operations could suffer if the attention of our management is diverted from other important issues. We must pay US Unwired a termination fee of $7.0 million if the merger has not occurred before June 18, 2002, and as of that date holders of least 6% of our common stock have exercised and not withdrawn their dissenters' rights of appraisal.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

   We are not exposed to fluctuations in currency exchange rates because all of our services are invoiced in U.S. dollars. We are exposed to the impact of interest rate changes on our short-term cash investments, consisting of U.S. Treasury obligations and other investments in institutions with the highest credit ratings, all of which have maturities of three months or less. These short-term investments carry a degree of interest rate risk. We believe that the impact of a 10% increase or decline in interest rates would not be material to our investment income.

   In the normal course of business, our operations are exposed to interest rate risk with respect to our senior credit facilities. Our fixed rate debt consists of our 14% senior notes. Our primary interest rate risk exposure relates to the variable interest rate on our senior credit facilities and the impact of interest rate movements on our ability to meet our interest expense requirements.

   A 1% increase in interest rates on our senior credit facilities in 2002 would result in an increase of approximately $1.7 million of interest expense.

   We manage the interest rate risk on our outstanding long-term debt through the use of fixed and variable rate debt and may use interest rate swaps in the future to the extent provided by our senior credit facilities. While we can not predict our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, we continue to evaluate our interest rate risk on an ongoing basis.

   The following table presents the estimated future balance of outstanding long-term debt at the end of each period and future required annual principal payments for each period then ended associated with the 14% senior notes and our senior credit facilities based on our projected level of long-term indebtedness:

                                                            Year Ended December 31,
                                               ------------------------------------------------
                                                 2002      2003      2004      2005      2006
                                               --------  --------  --------  --------  --------
                                                            (Dollars in thousands)
14% senior notes.............................. $160,000  $160,000  $160,000  $160,000  $160,000
Fixed interest rate...........................     14.0%     14.0%     14.0%     14.0%     14.0%
Principal payments............................       --        --        --        --        --
Senior credit facilities...................... $170,000  $170,000  $156,200  $133,600  $101,000
Variable interest rate(1).....................     6.75%     7.75%     8.25%    8.755%     9.25%
Principal payments on senior credit facilities       --        --  $ 13,800  $ 22,600  $ 32,600

--------
(1) The interest rate on the senior credit facilities equals the London Interbank Offered Rate ("LIBOR") + 3.50%. The interest rates presented here are estimates only and do not represent predictions of future interest rates.

Item 8.  Financial Statements and Supplementary Data.

   Our financial statements are listed under Item 14(a) of this annual report and are filed as part of this report on the pages indicated.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   None.
                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.

Directors and Executive Officers

   The following table presents information with respect to our directors and executive officers. Directors serve for a term of one year and are elected at each annual meeting of stockholders. Each of our directors, except for Messrs. Nielsen and Marquis, was elected to our board of directors pursuant to the terms of a stockholders agreement that we entered into with certain of our stockholders in December 1999.

            Name              Age                    Position
            ----              --- -----------------------------------------------
   Steven M. Nielsen......... 46  President, Chief Executive Officer and Director
   Timothy J. Medina......... 35  Chief Financial Officer
   John S. Stevens........... 38  Chief Technology Officer
   Solon L. Kandel........... 41  Director
   J.K. Hage III............. 51  Director
   Christopher J. Stadler.... 37  Director
   Mamoun Askari............. 38  Director
   James O. Egan............. 53  Director
   Charles K. Marquis........ 59  Director
   Thomas J. Sullivan........ 39  Director
   Savio W. Tung............. 50  Director
   Christopher J. O'Brien.... 43  Director
   Alfred F. Boschulte....... 58  Director
   Brian Kwait............... 40  Director
   Harley Ruppert............ 55  Director

   Steven M. Nielsen became our President and Chief Executive Officer in November 2000 and one of our directors in May 2001 and served as our Chief Financial Officer from May 2000 to November 2000. Most recently, Mr. Nielsen was the Vice President and General Manager of NEXTLINK-Washington, a competitive local exchange carrier, where he supervised all operations, including network build and market launch. Prior to that time Mr. Nielsen spent over 11 years with Sprint and Sprint PCS in key financial positions. As the Sprint PCS Area Vice President for the Northwest, Mr. Nielsen contributed significantly to the rapid early growth of the $10 billion start-up business. He launched Sprint PCS markets and service in Washington and Oregon, managed transitions from plan to rollout by building up large sales and marketing teams and established nearly 500 points of distribution.

   Timothy J. Medina was appointed Vice President and Chief Financial Officer in May 2001. Prior to his appointment, Mr. Medina served from March 1988 through April 2001 in various positions at GTE Service Corporation, GTE Overseas Corporation and Verizon Communications. Most recently, he served as Chief Financial Officer and Board Member of Verizon's wireless subsidiary in Argentina, CTI Holdings. Previously, Mr. Medina held finance and strategic planning positions with GTE's full service telecommunications subsidiary in Venezuela, CANTV, and in governmental relations positions in GTE's Government Affairs department in Washington, D.C.

   John S. Stevens became our Chief Technical Officer in November 2001. Most recently, Mr. Stevens was the Chief Technical Officer for SBA, Inc., a developer of structures for wireless communications. In nearly four years at SBA, Mr. Stevens also served as Vice President of Operations and as General Manager for the Southeast region. Previously, Mr. Stevens was Director of Engineering and Operations for Sprint PCS in Atlanta, Georgia and in Albany, New York. Mr. Stevens also has five years of management experience with NYNEX Mobile and Clough, Harbour & Associates.

   Solon L. Kandel became one of our directors in June 1999. Mr. Kandel served as our President and Chief Executive Officer from May 1999 to November 2000. From January 1997 until February 1999, he held the positions of President, Chief Executive Officer and member of the board of directors of IDF International, Inc. and its predecessors. Prior to his employment at IDF International, Inc., Mr. Kandel held strategic management positions at AT&T Wireless Services and McCaw Cellular Communications. In these capacities he guided the implementation of personal communications services networks from Massachusetts to Virginia and created innovative programs for acquiring wireless communications site links in bulk deployment throughout the United States. He also helped to build McCaw's cellular markets in the New York metropolitan area.

   J.K. Hage III became one of our directors in December 1999. Mr. Hage served as our Executive Vice President, Secretary and General Counsel from our inception to September 2000. Mr. Hage is also the Managing Partner of Hage and Hage LLC, where he has practiced law for over 20 years primarily in the telecommunications industry. Mr. Hage is Of Counsel to Lukas, Nace, Gutierrez & Sachs Chartered, a Washington D.C. professional corporation organized to practice communications law before the FCC, state utility commissions and the federal courts. Mr. Hage is active in numerous industry associations, including the New York State Telecommunications Association, the Organization for the Preservation and Advancement of Small Telephone Companies, the American Mobile Telecommunications Association, the International Mobile Telecommunications Association, and the New York State Municipal Electric Association. Mr. Hage is a member of the New York State Bar Association Committee on Public Utility Law and the New York State Bar Association Committee on Trusts and Estates.

   Christopher J. Stadler became one of our directors in December 1999. Mr. Stadler has been an executive of Investcorp or one or more of its wholly-owned subsidiaries since April 1996. Prior to joining Investcorp, Mr. Stadler was a Director of CS First Boston Corporation. Mr. Stadler is a director of Werner Holding Co. (DE), Inc., CSK Auto Corporation and Saks Incorporated.

   Mamoun Askari became one of our directors in December 1999. Mr. Askari has been an executive of Investcorp or one or more of its wholly-owned subsidiaries since September 1990. Prior to joining Investcorp, Mr. Askari was an Associate with Deloitte, Haskins & Sells. Mr. Askari is a director of Werner Holding Co.
(DE), Inc. and CSK Auto Corporation.

   James O. Egan became one of our directors in December 1999. Mr. Egan has been an executive of Investcorp or one or more of its wholly-owned subsidiaries since January 1999. Prior to joining Investcorp, Mr. Egan was a partner in the accounting firm of KPMG from October 1997 to December 1998 and a Senior Vice President and Chief Financial Officer of Riverwood International, a paperboard, packaging and machinery company, from May 1996 to September 1997. Previously, Mr. Egan was a partner in the accounting firm of Coopers & Lybrand L.L.P. (now PricewaterhouseCoopers LLP). Mr. Egan is a director of CSK Auto Corporation, Harborside Healthcare Corporation, Werner Holding Co. (DE), Inc. and Jostens, Inc.

   Charles K. Marquis became one of our directors in May 2001. Mr. Marquis has been a senior advisor to Investcorp or one or more of its wholly-owned subsidiaries since January 1999. Prior to joining Investcorp, Mr. Marquis was a partner in the law firm of Gibson, Dunn & Crutcher LLP. Mr. Marquis is a director of CSK Auto Corporation, Jostens, Inc., Tiffany & Co. and Werner Holding Co. (DE), Inc.

   Thomas J. Sullivan became one of our directors in December 1999. Mr. Sullivan has been an executive of Investcorp or one or more of its wholly-owned subsidiaries since April 1996. Prior to joining Investcorp, Mr. Sullivan was Vice President and Treasurer of the Leslie Fay Companies, Inc. (now Leslie Fay Company, Inc.), Mr. Sullivan is a director of Werner Holding Co. (DE), Inc.

   Savio W. Tung became one of our directors in December 1999. Mr. Tung has been an executive of Investcorp or one or more of its wholly-owned subsidiaries since September 1984. Mr. Tung is a director of CSK Auto Corporation.

   Christopher J. O'Brien became one of our directors in December 1999. Mr. O'Brien has been an executive of Investcorp or one or more of its wholly-owned subsidiaries since December 1993. Prior to joining Investcorp, Mr. O'Brien was a Managing Director of Mancuso & Company, a private New York-based merchant bank. Mr. O'Brien is a director of Harborside Healthcare Corporation, SI Corporation, Stratus Computer Systems International S.A. and U.S. TelePacific Holdings Corp.

   Alfred F. Boschulte became the chairman of our board of directors in March 1999. Mr. Boschulte is the former President and Chairman of NYNEX Mobile Communications (which merged to form Bell Atlantic Mobile) where he served from 1990 through 1994. Mr. Boschulte is President and Chief Executive Officer of Detecon, Inc., an affiliate of Deutsche Telecom. Detecon is a telecommunications consulting firm specializing in strategic and technical planning for wireline and wireless telecommunications businesses. Previously, Mr. Boschulte was the Managing Director of Excelcomindo, a global system for mobile communications service provider in Indonesia, from January 1996 to December 1997. Prior to Excelcomindo, Mr. Boschulte was the President of TOMCOM, L.P., a wireless joint service organization of AirTouch Communications, Bell Atlantic, NYNEX, US West and their jointly-owned personal communications services businesses.

   Brian Kwait became one of our directors in December 1999. Mr. Kwait has been a Managing Principal of Odyssey Investment Partners, LLC since 1997. Previously, Mr. Kwait was a Principal in the private equity investing group of Odyssey Partners, LP from 1989 to 1996. Mr. Kwait is a director of William Scotsman Holdings, Inc. and Velocita Corp.

   Harley Ruppert became one of our directors at our inception. From 1978 to the present, Mr. Ruppert has been employed by Newport Telephone Company, Inc., most recently as President. In 2000, Mr. Ruppert purchased a controlling interest in Newport Telephone Company, Inc. Mr. Ruppert is also President and Chief Executive Officer of NTCNet Inc., the holding company of Newport Telephone Company, Inc., and all subsidiaries of Newport Telephone Company.

Section 16(a) Beneficial Ownership Reporting Compliance

   Our directors and officers are not subject to Section 16(a) reporting requirements.

Item 11.  Executive Compensation.

Summary Compensation Table

   The following table sets forth information regarding aggregate cash compensation, stock option awards and other compensation earned by our Chief Executive Officer and our four other most highly compensated executive officers for services rendered in 1999, 2000 and 2001, collectively referred to as our named executive officers.

                                                                            Long-Term
                                            Annual Compensation        Compensation Awards
                                       ------------------------------ ---------------------
                                                                      Restricted Securities
                                                         Other Annual   Stock    Underlying  All Other
  Name and Principal Position     Year  Salary   Bonus   Compensation   Awards    Options   Compensation
  ---------------------------     ---- -------- -------- ------------ ---------- ---------- ------------

Steven M. Nielsen................ 2001 $277,212 $252,000   $  9,992    $    --    111,953     $    408
  President and Chief Executive   2000  129,051  190,000    135,932         --    421,348          272
  Officer                         1999      n/a      n/a        n/a        n/a        n/a          n/a

Timothy J. Medina................ 2001  126,923  185,000     76,316         --    335,859        3,808
 Chief Financial Officer          2000      n/a      n/a        n/a        n/a        n/a          n/a
                                  1999      n/a      n/a        n/a        n/a        n/a          n/a

John Stevens..................... 2001   19,231   20,945     25,000         --    200,000          530
  Chief Technology Officer        2000      n/a      n/a        n/a        n/a        n/a          n/a
                                  1999      n/a      n/a        n/a        n/a        n/a          n/a

David L. Standig................. 2001   55,096       --         --         --         --      311,927
  Former Chief Operating          2000  204,983       --     33,881         --     50,000        4,717
  Officer                         1999   87,347  145,833     61,778     29,167    505,618           --

John P. Hart, Jr................. 2001  173,365       --         --         --         --      239,184
  Former Chief                    2000  251,838  148,394     28,095         --     50,000        4,506
 Technology Officer               1999   91,682  145,833     78,403     29,167    337,079           --

   Amounts shown in the column "Bonus" reflect bonuses earned in 1999, 2000 and 2001 and paid in March of the succeeding year with the exception of 1999 bonuses which were paid in December 1999. Amounts shown in the column "Other Annual Compensation" for Messrs. Nielsen, Medina, Stevens, Standig and Hart include amounts paid in reimbursement of relocation expenses as follows:

  .  $132,288 to Mr. Nielsen in 2000 and $9,992 in 2001;

  .  $76,316 to Mr. Medina in 2001;

  .  $25,000 to Mr. Stevens in 2001;

  .  $53,652 to Mr. Standig in 1999 and $29,617 in 2000; and

  .  $75,000 to Mr. Hart in 1999 and $25,080 in 2000.

   Amounts shown in the column "Long-Term Compensation Awards--Restricted Stock Awards" include shares of stock received, pursuant to management bonus stock purchase agreements, in lieu of bonus amounts payable in 1999. The value of restricted stock holdings at the end of 1999 was calculated by multiplying the number of shares by a value per share of $5.74468 representing the market value of our stock at the end of 1999 as follows: Mr. Standig, 5,077 shares valued at $29,167; and Mr. Hart, 5,077 shares valued at $29,167.

   Amounts shown in the column "All Other Compensation" include severance, post-employment paid time-off, 401(k) plan matches and term life premiums paid by us.

   In April 2001, we and Mr. Standig entered into an agreement pursuant to which Mr. Standig's employment with us was terminated, as described in "--Employment Agreements--Separation Agreements." The amount shown in the column "Other Annual Compensation" for Mr. Standig includes $306,250 paid as severance pursuant to this agreement.

   In November 2001, we and Mr. Hart entered into an agreement pursuant to which Mr. Hart's employment with us was terminated, as described in "--Employment Agreements--Separation Agreements." The amount shown in the column "Other Annual Compensation" for Mr. Hart includes $209,167 paid as severance pursuant to this agreement.

Stock Option Grants in 2001

   The following table sets forth information regarding stock options to purchase class B common stock granted to our named executive officers in 2001, including the potential realizable value of each grant assuming that the market value of our common stock appreciates at annualized rates of 5% and 10% for the ten-year term of the option from the date of grant.

                                    Individual Grants
                  -----------------------------------------------------
                                                                         Potential Realizable
                                                                        Value at Assumed Annual
                                Percentage of                            Rates of Stock Price
                    Number of   Total Options                              Appreciation for
                     Shares      Granted to                                   Option Term
-                  Underlying     Employees   Exercise Price Expiration -----------------------
      Name        Option Grants    in 2001     (per share)      Date        5%          10%
      ----        ------------- ------------- -------------- ----------  ---------   ---------
Steven M. Nielsen    111,953(1)     13.3%         $7.00       11/15/10    492,846   1,248,970
Timothy J. Medina    335,859(2)     40.0%         $7.00         5/7/11  1,478,539   3,746,909
John Stevens.....    200,000(3)     23.8%         $7.00       11/19/11    880,452   2,231,239
David L. Standig.         --         -- %            --             --         --          --
John P. Hart, Jr.         --         -- %            --             --         --          --

--------
(1) Options vest in thirds at the end of 2001, 2002 and 2003 based upon the achievement of performance-based targets set by our board of directors in consultation with the option holder. Any portion of the performance-based vesting options that have not vested by December 31, 2005 will vest on December 31, 2005.
(2) Options for 167,930 shares vest daily over a period of three years commencing May 7, 2001, and options for 167,929 shares vest in thirds at the end of 2001, 2002 and 2003 based upon the achievement of performance-based targets set by our chief executive officer and our board of directors in consultation with the option holder. Any portion of the performance-based vesting options that have not vested by December 31, 2005 will vest on December 31, 2005.
(3) Options for 100,000 shares vest daily over a period of three years commencing November 19, 2001, and options for 100,000 shares vest 15% at the end of the quarter ended March 31, 2002, 40% at the end of 2002 (less any amount that vests at the end of the quarter ended March 31, 2002), 30% at the end of 2003 and 30% at the end of 2004 based upon the achievement of performance-based targets set by our chief executive officer and our board of directors in consultation with the option holder. Any portion of the performance-based vesting options that have not vested by December 31, 2006 will vest on December 31, 2006.

   The percentage shown under "Percentage of Total Options Granted to Employees in 2001" is based on options granted to our employees in 2001 to purchase an aggregate of 839,895 shares of our stock. The exercise price of each option granted was equal to the fair market value of our stock as determined by the board of directors on the date of grant.

Year-End 2001 Option Values

   The following table sets forth information for each of our named executive officers regarding the number of shares of class B common stock acquired upon exercise of options during 2001, the value realized upon exercise of options during 2001 and the number and value of shares of class B common stock underlying unexercised options that were held by each of our named executive officers at December 31, 2001.

   There was no public market for our class B common stock at December 31, 2001. Amounts shown under the columns "Value Realized" and "Value of Unexercised In-the-Money Options at December 31, 2001" are based on an assumed fair market value of $7.00 per share at December 31, 2001, without taking into account any taxes that may be payable in connection with the exercise of options, multiplied by the number of shares underlying the option, less the exercise price payable for these shares. This assumed fair market value does not necessarily represent the actual value of our stock at December 31, 2001.

                                      Number of Securities
                                     Underlying Unexercised   Value of Unexercised In-
                   Shares                  Options at           the-Money Options at
                  Acquired              December 31, 2001         December 31, 2001
                    upon    Value   ------------------------- -------------------------
      Name        Exercise Realized Exercisable Unexercisable Exercisable Unexercisable
      ----        -------- -------- ----------- ------------- ----------- -------------
Steven M. Nielsen    --      $ --     317,800      215,501     $363,807     $165,120
Timothy J. Medina   100        --      84,133      251,626           --           --
John Stevens.....   100        --       3,827      196,073           --           --
David L. Standig.    --        --     299,515           --      375,987           --
John P. Hart, Jr.    --        --     252,973           --      317,563           --

Compensation of Directors

   Currently, we do not compensate our directors. No director who is one of our employees receives separate compensation for services rendered as a director.

Compensation Committee Interlocks and Insider Participation

   Messrs. Boschulte, Kwait and Stadler served as members of the compensation committee during 2001. None of our executive officers has served as a director or member of the compensation committee, or other committee serving an equivalent function, of any entity of which an executive officer has served as a member of the compensation committee of our board of directors.

Management Stock Incentive Plan

   Our Management Stock Incentive Plan was adopted by our board of directors and stockholders in December 1999 and was amended in September 2000 and May 2001. The purpose of the plan is to attract and retain the services of our key management employees, outside directors and consultants by providing those persons with a proprietary interest in us. The plan allows us to provide that proprietary interest through the grant of:

  . incentive stock options within the meaning of Section 422 of the Internal Revenue Code;

  .  nonqualified stock options;

  .  stock appreciation rights; and

  .  restricted stock.

   A total of 2,500,000 shares of class B common stock may be issued under the plan. As of December 31, 2001, an aggregate of 2,409,467 shares were subject to outstanding options granted under the plan, 35,400 shares had been issued upon exercise of options and 90,533 shares were available for future grants. The maximum number of shares with respect to which awards may be granted to any individual may not exceed 606,594 shares during any calendar year.

   Our compensation committee administers the plan and is authorized, subject to the provisions of the plan, to grant awards and establish rules and regulations as it deems necessary for the proper administration of the option plan and to make whatever determinations and interpretations it deems necessary or advisable. The compensation committee has authority to determine:

  .  to whom awards are granted;

  .  the number of shares subject to an award;

  .  the term and vesting period of the award;

  . the exercise or purchase price of an award (which price, in the case of incentive options, may not be less than the fair market value of the stock on the date of grant, or 110% of fair market value if the option recipient owns more than 10% of the total voting power of our capital stock);

  . any restrictions on sale and repurchase rights which are to be placed on shares purchased upon exercise of an award; and

  . other terms, provisions, limitations and performance requirements approved by the committee, but not inconsistent with the plan.

   The exercise price for each option may be paid in cash, or if permitted by the applicable option agreement or the compensation committee, with surrendered shares of stock or through a procedure involving a broker-assisted sale of option shares which have been held for at least six months. The maximum term of incentive stock options is ten years and nonqualified stock options may have a term of up to ten years and 30 days. No awards may be granted under the plan after December 20, 2009.

Employment Agreements

  Employment Agreements

   We entered into employment agreements effective in December 1999 with Messrs. Standig and Hart, in May 2000 with Mr. Nielsen, in May 2001 with Mr. Medina and in November 2001 with Mr. Stevens. The term of each of Messrs. Standig's, Hart's and Nielsen's agreements ends on December 31, 2002. The term of Mr. Medina's agreement ends on May 7, 2004. The term of Mr. Stevens's agreement ends on November 19, 2004.

   Messrs. Standig and Hart each received an annual base salary of $175,000 for the first four months of 2000 and $200,000 for the remainder of 2000. Messrs. Standig and Hart were each entitled to receive $205,000 in 2001. Mr. Nielsen received an annual base salary of $200,000 from May 1, 2000 to November 15, 2000 and $275,000 during the remainder of 2000 and in 2001. Mr. Nielsen is entitled to receive $285,000 in 2002. Mr. Medina received an annual base salary of $200,000 in 2001. Mr. Medina is entitled to receive $205,000 in 2002, $210,000 in 2003 and $215,000 from January 1, 2004 to May 7, 2004. Mr. Stevens received an annual base salary of $200,000 in 2001. Mr. Stevens is entitled to receive $200,000 in 2002, $205,000 in 2003 and $210,000 from January 1, 2004 to
November 19, 2004.

   In addition, Messrs. Nielsen, Medina and Stevens are, and Messrs. Standig and Hart were, each eligible to receive an annual bonus of up to 100% of their current base salary upon the achievement of performance-based targets set by our chief executive officer and our board of directors, and in the case of Mr. Nielsen, our board of directors. Each officer's bonus is calculated by multiplying his potential bonus by the percentage of his performance-based target that he achieves. No bonus will be paid to an officer if he does not achieve at least 75% of his performance-based target.

   Pursuant to the terms of their agreements, Messrs. Standig and Hart received a bonus of $175,000, inclusive of restricted stock awards, in 1999. Pursuant to the terms of their agreements, Mr. Standig received no bonus, Mr. Hart received a bonus of $148,394 and Mr. Nielsen received a bonus of $190,000 in 2000, which bonuses were paid in March 2001. Pursuant to the terms of their agreements, Mr. Nielsen received a bonus of $252,000, Mr. Medina received a bonus of $185,000 and Mr. Stevens received a bonus of $20,945 in 2001, which bonuses were paid in March 2002.

   We agreed to lease residential housing for Messrs. Nielsen, Stevens and Medina at a cost of up to $1,500 per month during the first four months of each officer's employment and to reimburse the officer for relocation costs of up to $25,000 plus additional amounts, or in the case of Mr. Nielsen, up to $100,000. Mr. Medina is also entitled to a housing allowance of up to $3,500 per month during the period beginning after the first four months of his employment and ending on May 7, 2003.

   If we terminate Mr. Nielsen's employment agreement for other than cause or disability, we are required to pay Mr. Nielsen, in addition to accrued bonus amounts and benefits, the lesser of (1) his base salary for the remainder of the term of his employment agreement or (2) the base salary he would be entitled to receive if he remained employed for the 12-month period following the termination date. If we terminate Mr. Medina's or Mr. Stevens's employment agreement for other than cause or disability during the first 12 months of the officer's employment, we are required to pay the officer, in addition to accrued bonus amounts and benefits, the base salary he would be entitled to receive if he remained employed for the 24-month period following the termination date. If we terminate Mr. Medina's or Mr. Stevens's employment agreement for other than cause or disability during the second 12 months of the officer's employment, we are required to pay the officer, in addition to accrued bonus amounts and benefits, the base salary he would be entitled to receive if he remained employed for the 12-month period following the termination date. If we terminate Mr. Medina's or Mr. Stevens's employment agreement for other than cause or disability after the second 12 months of the officer's employment, we are required to pay the officer, in addition to accrued bonus amounts and benefits, his base salary for the remainder of the term of his employment agreement.

  Amendments to Employment Agreements

   In December 2001, in connection with the signing of the merger agreement with US Unwired, we amended Messrs. Nielsen's and Medina's employment agreements, effective upon consummation of the proposed merger with US Unwired.

   Mr. Nielsen's employment agreement, as amended, provides that if Mr. Nielsen's employment were terminated for other than cause or disability, Mr. Nielsen would be entitled to receive an amount equal to the base salary that would be due to him for the 12 months following the termination date, calculated as if Mr. Nielsen were employed during such 12 months. Mr. Nielsen's amendment also provides that, in the event the proposed merger is consummated, the provisions of his employment agreement relating to title and duties would be satisfied if he serves as chief operating officer of US Unwired and performs such duties as are appropriate to such office, and the term of Nielsen's employment would be extended from December 31, 2002 to December 31, 2003. The merger agreement provides that Mr. Nielsen will serve as chief operating officer of US Unwired.

   Mr. Medina's employment agreement, as amended, provides that if Mr. Medina's employment were terminated for other than cause or disability, Mr. Medina would be entitled to receive amounts as follows: (1) if his employment is terminated within 90 days of the consummation of the merger, or if later, prior to July 31, 2002, an amount equal to two times his base salary then in effect; (2) if his employment is terminated after such date and prior to May 7, 2003, an amount equal to the base salary that would be due to him for the 12 months following the termination date; and (3) if his employment is terminated after May 7, 2003 and prior to May 7, 2004, an amount equal to the base salary that would be due to him for the remainder of his term of employment.

  Separation Agreements

   In April 2001, we and Mr. Standig entered into a separation agreement pursuant to which Mr. Standig's employment with us was terminated. We paid Mr. Standig approximately $306,000 as severance pursuant to the separation agreement. We also forgave $19,967 of accrued interest on loans made by us to Mr. Standig.

Mr. Standig was required to repay in full principal on the loans totaling $193,313 in accordance with the separation agreement. Mr. Standig retained vested options to purchase 299,515 shares of class B common stock at an exercise price of $5.74468 per share and forfeited his remaining options. Mr. Standig's retained options are exercisable until September 30, 2002. We also repurchased, at their original cost, 30,077 shares of class B common stock held by Mr. Standig for a total purchase price of $172,784.

   In November 2001, we and Mr. Hart entered into a separation agreement pursuant to which Mr. Hart's employment with us was terminated. We paid Mr. Hart approximately $209,167 as severance pursuant to the separation agreement. Mr. Hart was required to repay in full accrued interest and principal on loans made by us to Mr. Hart totaling $168,756 in accordance with the separation agreement. Mr. Hart retained vested options to purchase 252,973 shares of class B common stock at an exercise price of $5.74468 per share and forfeited his remaining options. Mr. Hart's retained options are exercisable until October 29, 2002. We also repurchased, at their original cost, 30,077 shares of class B common stock held by Mr. Hart for a total purchase price of $172,784.

Option Agreements

   In connection with their employment agreements, we granted Mr. Standig options to purchase 505,618 shares of class B common stock and Mr. Hart options to purchase 337,079 shares of class B common stock, each at an exercise price of $5.74468 per share. In March 2000, we also granted each of Messrs. Standig and Hart additional options to purchase 50,000 shares of class B common stock at an exercise price of $5.74468 per share. All of the options retained by Messrs. Standig and Hart in connection with their separation agreements are exercisable.

   In connection with Mr. Nielsen's employment agreement, we granted Mr. Nielsen options to purchase 337,079 shares of class B common stock at an exercise price of $5.74468 per share. In September 2000, we also granted Mr. Nielsen additional options to purchase 84,270 shares of class B common stock at an exercise price of $5.74468 per share. Options for 84,270 shares were vested upon grant, options for 126,404 shares vest daily over a period of 975 days commencing May 1, 2000 and options for 126,404 shares vest in thirds at the end of 2000, 2001 and 2002 based upon the achievement of performance-based targets set by our chief executive officer and our board of directors in consultation with the option holder. Any portion of the performance-based vesting options that have not vested by December 20, 2004 will vest on December 20, 2004. We also granted additional options to purchase class B common stock to Mr. Nielsen as shown in the table contained in "--Executive Compensation--Stock Option Grants in 2001."

   In connection with their employment agreements, we granted options to purchase class B common stock to Messrs. Medina and Stevens as shown in the table contained in "--Executive Compensation--Stock Option Grants in 2001."

   All of the unexercisable options held by Messrs. Nielsen, Medina and Stevens will become immediately exercisable upon a change of control, but only if a certain annual rate of return has occurred on an investment in our stock. To the extent only a portion of the annual rate of return has been achieved, a pro rata portion of the unexercisable options will become exercisable. For each of Messrs. Nielsen, Medina and Stevens, if the change of control transaction involves a merger or consolidation under specified circumstances, 20% instead of 100% of the unexercisable options will become exercisable.

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

   Our outstanding capital stock consists of five classes of common stock, class A common stock, class B common stock, class C common stock, class D common stock and class E common stock. Holders of class A common stock, class C common stock and class E common stock do not have any voting rights. Holders of class B common stock are entitled to one vote per share, and holders of class D common stock are entitled to 402.7 votes per share.

   As of March 1, 2002, we had 13,429,099 shares of class B common stock outstanding and 60,000 shares of class D common stock outstanding. Investcorp S.A. and certain co-investors arranged by Investcorp beneficially own 3.5% of the outstanding class B common stock and 100% of the outstanding class D common stock, representing approximately 65.5% of our total voting power.

   The following tables present information regarding the beneficial ownership of our class B common stock as of March 1, 2002 by:

  . each person, or group of affiliated persons, who is known by us to beneficially own 5% or more of our class B common stock;

  .  each of our named executive officers;

  .  each of our directors; and

  .  all current directors and executive officers as a group;

and our class D common stock as of March 1, 2002 by each person, or group of affiliated persons, who is known by us to beneficially own 5% or more of our class D common stock.

   Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of class B common stock subject to options that are currently exercisable or exercisable within 60 days of March 1, 2002 are deemed outstanding for purposes of computing the percentage ownership of any person. These shares, however, are not considered outstanding when computing the percentage ownership of any other person. Except as indicated in the footnotes to this table and pursuant to state community property laws, each stockholder named in the table has sole voting and investment power for the shares shown as beneficially owned by them. Percentage of ownership is based on 13,429,099 shares of class B and 60,000 shares of class D common stock outstanding as of March 1, 2002.

   We have entered into a stockholders agreement with certain of our stockholders with respect to the voting, and in certain circumstances the disposition, of the shares of our capital stock. All such stockholders may be deemed to be a control group for such purposes, and each stockholder may thus be deemed to beneficially own all shares owned by all other such stockholders. Because we believe that it more accurately reflects ownership of our capital stock, this table does not reflect shares which may be deemed to be beneficially owned by any entity solely by virtue of the stockholders agreement.

                             Class B Common Stock

                                          Number of     Options    Percentage
                                            Shares    Included in   of Class
                                         Beneficially Beneficial  Beneficially
 Beneficial Owner                           Owned      Ownership     Owned
 ----------------                        ------------ ----------- ------------
 5% Stockholders:
 Odyssey Investment Partners Fund, LP(1)   4,992,613          --      37.2%
 Delhi PCS Inc.(2)......................   1,000,069          --       7.4%
 Newport PCS Inc.(3)....................   1,000,069          --       7.4%
 William W. Griswold(4).................     951,411          --       7.1%
 Adirondack Capital LLC(5)..............     950,000          --       7.1%
 Larry S. Roadman(6)....................     932,048          --       6.9%
 Paul H. Griswold(7)....................     925,411          --       6.9%
 Finger Lakes Technologies Group Inc.(8)     894,754          --       6.7%
 Dry Brook Holdings LLC(9)..............     857,143          --       6.4%
 TCW-related entities(10)...............     814,287          --       6.1%
 Charles Lane(11).......................     760,020          --       5.7%

 Named Executive Officers and Directors:
 Steven M. Nielsen(12)..................     409,729     343,729       3.0%
 Timothy J. Medina(12)..................     106,236     102,536       0.8%
 John Stevens(12).......................      31,386      29,786       0.2%
 John P. Hart, Jr.(13)..................     252,973     252,973       1.9%
 David L. Standig(14)...................     306,614     299,515       2.2%
 Solon L. Kandel(15)....................   1,516,853   1,516,853      10.1%
 J.K. Hage III(16)......................   1,340,402     318,079       9.8%
 Christopher J. Stadler(17).............          --          --        --
 Mamoun Askari(17)......................          --          --        --
 James O. Egan(17)......................          --          --        --
 Thomas J. Sullivan(17).................          --          --        --
 Savio W. Tung(17)......................          --          --        --
 Christopher J. O'Brien(17).............          --          --        --
 Charles K. Marquis(17).................          --          --        --
 Alfred F. Boschulte(18)................     391,529     183,146       2.9%
 Brian Kwait(19)........................   4,992,613          --      37.2%
 Harley Ruppert(20).....................   1,000,069          --       7.4%
 All directors and executive officers as
   a group (17 persons).................  10,348,405   3,046,619      62.8%

                             Class D Common Stock

                                                   Number of Shares  Percentage of Class
Beneficial Owner                                  Beneficially Owned Beneficially Owned
----------------                                  ------------------ -------------------
Investcorp S.A.(21)..............................       60,000              100.0%
SIPCO Limited(22)................................       60,000              100.0%
CIP Limited (23).................................       55,200               92.0%
Investcorp Investment Equity Limited(24).........        4,800                8.0%
Ballet Limited(25)...............................        5,520                9.2%
Denary Limited(25)...............................        5,520                9.2%
Gleam Limited(25)................................        5,520                9.2%
Highlands Limited(25)............................        5,520                9.2%
Noble Limited(25)................................        5,520                9.2%
Outrigger Limited(25)............................        5,520                9.2%
Quill Limited(25)................................        5,520                9.2%
Radial Limited(25)...............................        5,520                9.2%
Shoreline Limited(25)............................        5,520                9.2%
Zinnia Limited(25)...............................        5,520                9.2%

--------
 (1) Includes 35,905 shares of class B common stock owned by Odyssey Coinvestors, LLC, an affiliate of Odyssey Investment Partners Fund, LP. The address of Odyssey Investment Partners Fund, LP is 280 Park Avenue, 38th Floor, New York, New York 10017. Brian Kwait is a managing member of the general partner of Odyssey Investment Partners Fund, LP and a managing member of Odyssey Coinvestors, LLC. Mr. Kwait may be deemed to have beneficial ownership of the shares because he shares voting and investment power with respect to the shares. Mr. Kwait disclaims beneficial ownership of all of the shares. Mr. Kwait's address is c/o Odyssey Investment Partners, LLC, 280 Park Avenue, 38th Floor, New York, New York 10017.
 (2) The address of Delhi PCS Inc. is P.O. Box 271, 107 Main Street, Delhi, New York 13753. Curtis W. Barker is the president of Delhi PCS Inc. Mr. Barker may be deemed to have beneficial ownership of the shares because he shares voting and investment power with respect to the shares. Mr. Barker's address is c/o Delhi PCS Inc., P.O. Box 271, 107 Main Street, Delhi, New York 13753.
 (3) The address of Newport PCS Inc. is P.O. Box 201, Bridge Street, Newport, New York 13416. Harley Ruppert is the president of Newport PCS Inc. Mr. Ruppert may be deemed to have beneficial ownership of the shares because he shares voting and investment power with respect to the shares. Mr. Ruppert's address is c/o Newport PCS Inc., P.O. Box 201, Bridge Street, Newport, New York 13416.
 (4) Includes 894,754 shares of class B common stock owned by Finger Lakes Technologies Group Inc., an affiliate of Mr. William W. Griswold. The address of Mr. William W. Griswold is c/o Finger Lakes Technologies Group Inc., P.O. Box 39, 75 Main Street, Phelps, New York 14532.
 (5) The address of Adirondack Capital LLC is c/o Hage and Hage LLC, 610 Charlotte Street, Utica, New York 13501. J.K. Hage III is the manager of Adirondack Capital LLC. Mr. Hage may be deemed to have beneficial ownership of the shares because he shares voting and investment power with respect to the shares. Mr. Hage's address is c/o Hage and Hage LLC, 610 Charlotte Street, Utica, New York 13501.
 (6) Includes 857,143 shares of class B common stock owned by Dry Brook Holdings LLC and 71,678 shares of class B common stock owned by MTC North, Inc., each an affiliate of Mr. Roadman. The address of Mr. Roadman is c/o Margaretville Telephone Company, P.O. Box 260, 50 Swart Street, Margaretville, New York 12455.
 (7) Includes 894,754 shares of class B common stock owned by Finger Lakes Technologies Group Inc., an affiliate of Mr. Paul H. Griswold. The address of Mr. Paul H. Griswold is c/o Finger Lakes Technologies Group Inc., P.O. Box 39, 75 Main Street, Phelps, New York 14532.
 (8) The address of Finger Lakes Technologies Group Inc. is 11 Framark Drive, Suite 20, Victor, New York 14564. Paul H. Griswold is the president of Finger Lakes Technologies Group Inc. William W. Griswold is
    an associate of Mr. Paul H. Griswold and an affiliate of Finger Lakes Technologies Group Inc. Each of Messrs. Griswold and Griswold may be deemed to have beneficial ownership of New York 14564. Mr. William W. Griswold's address is c/o Trumansburg Home Telephone Co., P.O. Box 712, Trumansburg, New York 14886.
 (9) The address of Dry Brook Holdings LLC is c/o Margaretville Telephone Company, P.O. Box 260, 50 Swart Street, Margaretville, New York 12455. Larry S. Roadman is the manager of Dry Brook Holdings LLC. Mr. Roadman may be deemed to have beneficial ownership of the shares because he shares voting and investment power with respect to the shares. Mr. Roadman's address is c/o Margaretville Telephone Company, P.O. Box 260, 50 Swart Street, Margaretville, New York 12455.
(10) Consists of 651,429 shares beneficially owned by TCW/Crescent Mezzanine, LLC and 162,858 shares beneficially owned by The TCW Group, Inc. The TCW-related parties are each a party to our stockholders agreement. The number of shares beneficially owned by TCW/Crescent Mezzanine, LLC includes 127,094 shares owned by TCW/Crescent Mezzanine Trust II and 524,335 shares owned by TCW/Crescent Mezzanine Partners II, L.P. The business, property and affairs of TCW/Crescent Mezzanine, LLC are managed exclusively by its board of directors, which consists of the following individuals: Mark L. Attanasio, Robert D. Beyer, Jean-Marc Chapus, Jack D. Furst, Thomas O. Hicks, William C. Sonneborn and Marc I. Stern. The address of TCW/Crescent Mezzanine, LLC is 11100 Santa Monica Blvd, Suite 2000, Los Angeles, California 90025. The number of shares beneficially owned by The TCW Group, Inc. includes 53,743 shares owned by TCW Leveraged Income Trust, L.P., 53,743 shares owned by TCW Leveraged Income Trust II, L.P. and 55,372 shares owned by TCW Leveraged Income Trust IV, L.P. The TCW Group, Inc. may be deemed to be controlled by Societe Generale Asset Management, S.A., a company incorporated under the laws of France. Societe Generale Asset Management, S.A. is owned by Societe Generale, S.A., a company incorporated under the laws of France. The address of The TCW Group, Inc. is 865 South Figueroa Street, Suite 1800, Los Angeles, California 90017.
(11) Includes 421,210 shares of class B common stock owned by Cerberus Investments L.P. and 31,520 shares of class B common stock owned by Ardinger Investments of Texas L.P., each an affiliate of Mr. Lane. Mr. Lane's address is c/o Applebee Group, Inc., 500 Executive Boulevard, Suite 201, Ossining, New York 10562.
(12) The address of each of Messrs. Nielsen, Medina and Stevens is c/o IWO Holdings, Inc., 52 Corporate Circle, Albany, New York 12203. The number in the column "Options Included in Beneficial Ownership" for Messrs. Stevens are calculated assuming that all performance-based vesting options eligible for vesting on March 31, 2002 do in fact vest.
(13) Mr. Hart's address is 2593 Route 21, Mile Hill Road, Valatie, New York
     12184.
(14) Mr. Standig's address is 22 Gullane Drive, Slingerlands, New York 12159.
(15) Mr. Kandel's address is 592 Ashwood Drive, Springfield, New Jersey 07081.
(16) Includes 950,000 shares of class B common stock held by Adirondack Capital LLC, an affiliate of J.K. Hage III. Mr. Hage's address is c/o Hage and Hage LLC, 610 Charlotte Street, Utica, New York 13501.
(17) The address of each of Messrs. Stadler, Askari, Egan, Sullivan, Tung, O'Brien and Marquis is c/o Investcorp International Inc., 280 Park Avenue, 37th Floor, New York 10017.
(18) Mr. Boschulte's address is c/o Detecon, Inc., 10700 Parkridge Boulevard, Suite 100, Reston, Virginia 20191.
(19) Consists of 4,956,708 shares of class B common stock held by Odyssey Investment Partners Fund, LP and 35,905 shares of class B stock held by Odyssey Coinvestors, LLC. Mr. Kwait is a managing member of the general partner of Odyssey Investment Partners Fund, LP and a managing member of Odyssey Coinvestors, LLC. Mr. Kwait may be deemed to have beneficial ownership of the shares because he shares voting and investment power with respect to the shares. Mr. Kwait disclaims beneficial ownership of all of the shares. Mr. Kwait's address is c/o Odyssey Investment Partners, LLC, 280 Park Avenue, 38th Floor, New York, New York 10017.
(20) Consists of 1,000,069 shares of class B common stock held by Newport PCS Inc., an affiliate of Mr. Ruppert. Mr. Ruppert's address is c/o Newport PCS Inc., P.O. Box 201, Bridge Street, Newport, New York 13416.

(21) Investcorp S.A. does not directly own any of our class D common stock. The number of shares of class D common stock shown as beneficially owned by Investcorp includes all of the shares of class D stock beneficially owned by Investcorp Investment Equity Limited, Ballet Limited, Denary Limited, Gleam Limited, Highlands Limited, Noble Limited, Outrigger Limited, Quill Limited, Radial Limited, Shoreline Limited and Zinnia Limited. Investcorp Investment Equity Limited is a Cayman Islands corporation and a wholly-owned subsidiary of Investcorp. Investcorp owns no stock in Ballet Limited, Denary Limited, Gleam Limited, Highlands Limited, Noble Limited, Outrigger Limited, Quill Limited, Radial Limited, Shoreline Limited or Zinnia Limited, each of which is a Cayman Islands corporation, or in the beneficial owners of these entities. Investcorp may be deemed to share beneficial ownership of the shares of class D common stock held by these entities because the entities have entered into revocable management services or similar agreements with an affiliate of Investcorp, pursuant to which each such entity has granted such affiliate the authority to direct the voting and disposition of the shares owned by such entity for so long as such agreement is in effect. Investcorp is a Luxembourg corporation with its address at 37 rue Notre-Dame, Luxembourg.
(22) SIPCO Limited may be deemed to control Investcorp through its ownership of a majority of a company's stock that indirectly owns a majority of Investcorp's shares. The address of SIPCO Limited is P.O. Box 1111, West Wind Building, George Town, Grand Cayman, Cayman Islands, British West Indies.
(23) CIP Limited does not directly own any of our class D common stock. CIP Limited indirectly owns less than 0.1% of the stock of each of Ballet Limited, Denary Limited, Gleam Limited, Highlands Limited, Noble Limited, Outrigger Limited, Quill Limited, Radial Limited, Shoreline Limited and Zinnia Limited. CIP Limited may be deemed to share beneficial ownership of the shares of our class D common stock held by such entities because CIP Limited acts as a director of revocable proxies in companies that own those entities' stock. None of the ultimate beneficial owners of such entities beneficially owns individually more than 5% of our class D common stock. The address of CIP Limited is P.O. Box 2197, West Wind Building, George Town, Grand Cayman, Cayman Islands, British West Indies.
(24) The address of Investcorp Investment Equity Limited is P.O. Box 1111, West Wind Building, GeorgeTown, Grand Cayman, Cayman Islands, British West Indies.
(25) The address of each of Ballet Limited, Denary Limited, Gleam Limited, Highlands Limited, Noble Limited, Outrigger Limited, Quill Limited, Radial Limited, Shoreline Limited and Zinnia Limited is P.O. Box 2197, West Wind Building, George Town, Grand Cayman, Cayman Islands, British West Indies.

Item 13.  Certain Relationships and Related Transactions.

   We have engaged in the following transactions with our directors, executive officers and holders of more than 5% of our voting securities and their respective affiliates since the beginning of 2001. Our policy towards entering into related party transactions is to present proposed transactions to our board of directors, to the extent that any material value is involved, which will review such transactions on a case-by-case basis. For additional related party transactions, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Related Party Transactions."

Founders and Management Warrants

   In connection with the merger agreement which we and US Unwired entered into in December 2001, we and US Unwired entered into warrant exchange agreements with the holders of warrants to purchase shares of class B common stock at an exercise price of $5.74468 per share which we initially issued to our founders and management. In connection with the merger, these warrants will be exchanged for warrants to purchase US Unwired common stock, including founders warrants and management warrants held by the following directors, executive officers and holders of more than 5% of our voting securities and their respective affiliates: J.K. Hage III; Adirondack Capital LLC; Steven M. Nielsen; Odyssey Investment Partners Fund, LP; Investcorp IWO Limited Partnership; Adirondack Capital LLC; Delhi PCS Inc.; Newport PCS Inc.; Finger Lakes Technologies Group Inc.; Dry Brook Holdings LLC; and Cerberus Investments LP.

   With the exception of Mr. Nielsen's warrants, each new warrant will have the same terms and provisions as the exchanged warrant except that the number of shares subject to the new warrant will be equal to half of the number of shares subject to the exchanged warrant, adjusted for the exchange ratio, the exercise price of the new warrant will be adjusted for the exchange ratio and the new warrant will be exercisable in full on or after the effective time of the merger. Mr. Nielsen's new warrant will have the same terms and provisions as the exchanged warrant except that the number of shares subject to and the exercise price of the new warrant will be adjusted for the exchange ratio and the new warrant will be exercisable in full on or after December 31, 2003.

Management Stock Purchase and Loan

   In December 2000, Mr. Nielsen received a loan from our operating subsidiary, Independent Wireless One Corporation, in the principal amount of $406,000 to fund the cost of Mr. Nielsen's purchase of 58,000 shares of our class B common stock for a purchase price of $406,000. The loan was made to facilitate Mr. Nielsen's investment in us. The loan is collateralized by the shares purchased by Mr. Nielsen and is a full recourse loan. Half of the loan is payable on March 31, 2003, and the other half of the loan was paid on March 30, 2001.
Mr. Nielsen is required to make prepayments on the portion of the loan payable on March 31, 2003 equal to 20% of the annual cash bonus paid to Mr. Nielsen pursuant to his employment agreement. The loan bears interest, payable annually, at the prime rate announced by The Chase Manhattan Bank from time to time plus the applicable margin related to our senior credit facilities.

Stockholders Agreement

   We have entered into a stockholders agreement with certain of our investors, including most of the holders of our class B common stock, one holder of our class C common stock and all of the holders of our class D common stock. The stockholders agreement grants registration rights with respect to shares of our capital stock held by these investors and participation rights with respect to future equity financings by us and contains agreements regarding how the investors will vote in the election of our directors and restrictions on the transfer of shares of our capital stock. The stockholders agreement also provides that certain of our stockholders who are independent telephone companies will use their commercially reasonable efforts to strategically augment our network build-out program and imposes certain terms and conditions on these efforts.

   In connection with the proposed merger with US Unwired, we have agreed to obtain an amendment to and/or termination of the stockholders agreement prior to the effective time of the merger.

Transactions with Directors

   We issued 35,000 shares of class B common stock to Alfred F. Boschulte, one of our directors, in January 2001 and 50,000 shares of class B common stock in May 2001 upon Mr. Boschulte's exercise of options at an exercise price of $1.45070 per share. The options were granted to Mr. Boschulte in December 1999 in exchange for Mr. Boschulte's option to acquire a 1% equity interest in Independent Wireless One Corporation, which option was granted to him in August 1999.

   We have used the services of the law firm of Hage and Hage LLC. J.K. Hage III, a member of Hage and Hage, is one of our directors and stockholders. We incurred legal fees payable to Hage and Hage of approximately $896,000 in 2001.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) The following documents are filed as part of this annual report on Form 10-K:

      1.  Financial Statements.

                                                                               Page
                                                                              Number
                                                                              ------
   IWO Holdings, Inc. and Subsidiaries

   Report of Independent Accountants.........................................   F-2
   Consolidated Balance Sheets...............................................   F-3
   Consolidated Statements of Operations.....................................   F-5
   Consolidated Statements of Stockholders' Equity (Deficit).................   F-6
   Consolidated Statements of Cash Flows.....................................   F-7
   Notes to Consolidated Financial Statements................................  F-10
   Sprint Spectrum Albany, Syracuse and Manchester Markets
   Report of Independent Auditors............................................  F-49
   Statement of Assets Sold..................................................  F-50
   Statements of Revenues and Expenses.......................................  F-51
   Notes to Statement of Assets Sold and Statements of Revenues and Expenses.  F-52

      2.  Financial Statement Schedules.

                                                                         Page
                                                                        Number
                                                                        ------
     Report of Independent Accountants on Financial Statement Schedule.  S-1
     Schedule II--Valuation and Qualifying Accounts....................  S-2

      3.  Exhibits.

   The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission:

Exhibit
Number                                            Description
------                                            -----------

2.1*    Agreement and Plan of Merger, dated as of December 19, 2001, among US Unwired Inc., Northeast
          Unwired Inc. and IWO Holdings, Inc.

2.2*    Form of Support Agreement, dated as of December 19, 2001, executed by each of Ballet Limited,
          Denary Limited, Gleam Limited, Highlands Limited, Noble Limited, Outrigger Limited, Quill
          Limited, Radial Limited, Shoreline Limited, Zinnia Limited, Investcorp Investment Equity
          Limited, Investcorp IWO Limited Partnership, Odyssey Investment Partners Fund, LP, and
          Odyssey Coinvestors, LLC

2.3*    Form of Support Agreement, dated as of December 19, 2001, executed by each of Alloway Limited,
          Carrigan Limited, Frankfort Limited, Paugus Limited, Wireless International Limited, Wireless
          Equity Limited, Wireless Holdings Limited, Wireless Investments Limited, IWO Equity Limited,
          IWO Investments Limited, Cellular Equity Limited, Mobile Holdings Limited, Wireless IIP
          Limited, Equity IWO Limited, New IWO Equity Limited, New Wireless IIP Limited, and New
          Equity IWO Limited

2.4*    Form of Support Agreement, dated as of December 19, 2001, executed by each of William L.
          Henning, William L. Henning GRAT, Lena B. Henning, Lena B. Henning GRAT, William L.
          Henning, Jr., William L. Henning, Jr. Trust, John A. Henning, John A. Henning Trust, Thomas G.
          Henning, Thomas G. Henning Trust, Henco Enterprises, Cameron Communications Corporation,
          Thomas G. Henning as custodian for William T. Henning, Daniel L. Henning, Madeline E.
          Henning, John A. Henning, Jr., Travis G. Henning, Hillary E. Henning, John D. Henning, Warren
          T. Henning, Katherine A. Henning and Grant T. Henning, and William L. Henning as custodian for Katherine A. Henning and Grant T. Henning

Exhibit
Number                                              Description
------                                              -----------

3.1     Amended and Restated Certificate of Incorporation of IWO Holdings, Inc. (incorporated by reference to Exhibit 3.1 to IWO Holdings, Inc.'s and Independent Wireless One Corporation's Registration
          Statement on Form S-4, Registration No. 333-58902, filed on April 13, 2001)

3.2     Bylaws of IWO Holdings, Inc., as amended (incorporated by reference to Exhibit 3.2 to IWO
          Holdings, Inc.'s and Independent Wireless One Corporation's Registration Statement on
          Form S-4, Registration No. 333-58902, filed on April 13, 2001)

3.3     Certificate of Incorporation of Independent Wireless One Corporation, as amended (incorporated by reference to Exhibit 3.3 to IWO Holdings, Inc.'s and Independent Wireless One Corporation's
          Registration Statement on Form S-4, Registration No. 333-58902, filed on April 13, 2001)

3.4     Bylaws of Independent Wireless One Corporation, as amended (incorporated by reference to Exhibit
          3.4 to IWO Holdings, Inc.'s and Independent Wireless One Corporation's Registration Statement
          on Form S-4, Registration No. 333-58902, filed on April 13, 2001)

4.1     Indenture, dated as of February 2, 2001, among IWO Holdings, Inc., Independent Wireless One
          Corporation and Firstar Bank, N.A., as trustee for the Senior Notes (incorporated by reference to
          Exhibit 4.1 to IWO Holdings, Inc.'s and Independent Wireless One Corporation's Registration
          Statement on Form S-4, Registration No. 333-58902, filed on April 13, 2001)

4.2     Form of certificate of Exchange 14% Rule 144A Senior Notes due 2011 (included in Exhibit 4.1)

4.3     Form of certificate of Exchange 14% Regulation S Senior Notes due 2011 (included in Exhibit 4.1)

4.4     Notes Registration Rights Agreement, dated as of February 2, 2001, among IWO Holdings, Inc. and
          Independent Wireless One Corporation and Credit Suisse First Boston Corporation (acting through an affiliate, Donaldson, Lufkin & Jenrette Securities Corporation), Chase Securities Inc., BNP
          Paribas Securities Corp. and UBS Warburg LLC as representatives of the Initial Purchasers
          (incorporated by reference to Exhibit 4.6 to IWO Holdings, Inc.'s and Independent Wireless One
          Corporation's Registration Statement on Form S-4, Registration No. 333-58902, filed on April 13,
          2001)

4.5     Security and Control Agreement, dated as of February 2, 2001, among IWO Holdings, Inc.,
          Independent Wireless One Corporation and Firstar Bank, N.A., as securities intermediary for the
          Senior Notes (incorporated by reference to Exhibit 4.7 to IWO Holdings, Inc.'s and Independent
          Wireless One Corporation's Registration Statement on Form S-4, Registration No. 333-58902,
          filed on April 13, 2001)

10.1+   Sprint PCS Management Agreement, dated as of February 9, 1999, among Independent Wireless One
          Corporation, Sprint Spectrum L.P. and WirelessCo, L.P., as amended by Addendum I, Addendum
          II and Addendum III (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to IWO
          Holdings, Inc.'s Registration Statement on Form S-1, Registration No. 333-39746, filed on
          August 14, 2000)

10.2+   Sprint PCS Services Agreement, dated as of February 9, 1999, between Independent Wireless One
          Corporation and Sprint Spectrum L.P. (incorporated by reference to Exhibit 10.5 to Amendment
          No. 1 to IWO Holdings, Inc.'s Registration Statement on Form S-1, Registration No. 333-39746,
          filed on August 14, 2000)

10.3    Sprint Trademark and Service Mark License Agreement, dated as of February 9, 1999, between
          Independent Wireless One Corporation and Sprint Communications Company, L.P. (incorporated by reference to Exhibit 10.3 to IWO Holdings, Inc.'s and Independent Wireless One Corporation's
          Registration Statement on Form S-4, Registration No. 333-58902, filed on April 13, 2001)

10.4    Sprint Spectrum Trademark and Service Mark License Agreement, dated as of February 9, 1999, between Independent Wireless One Corporation and Sprint Spectrum L.P. (incorporated by reference to Exhibit 10.4 to IWO Holdings, Inc.'s and Independent Wireless One Corporation's
          Registration Statement on Form S-4, Registration No. 333-58902, filed on April 13, 2001)

Exhibit
Number                                              Description
------                                              -----------

10.5*    Consent and Agreement, dated as of December 17, 1999, between Sprint Spectrum L.P., Sprint
           Communications Company, L.P., WirelessCo, L.P. and The Chase Manhattan Bank, as
           administrative agent

10.6.1   Credit Agreement, dated as of December 20, 1999, among Independent Wireless One Corporation, as borrower, the lenders thereto from time to time, Chase Securities Inc., as book manager and lead arranger, First Union National Bank and BNP Paribas (as successor in interest to Paribas), as senior managing agents, UBS AG, Stamford Branch, as documentation agent, and The Chase
           Manhattan Bank, as administrative agent (incorporated by reference to Exhibit 10.27 to IWO
           Holdings, Inc.'s Registration Statement on Form S-1, Registration No. 333-39746, filed on June
           21, 2000)

10.6.2   Amendment No. 1, dated as of June 30, 2000, to the Credit Agreement (incorporated by reference to Exhibit 10.6.2 to IWO Holdings, Inc.'s and Independent Wireless One Corporation's
           Registration Statement on Form S-4, Registration No. 333-58902, filed on April 13, 2001)

10.6.3   Amendment No. 2, dated as of December 8, 2000, to the Credit Agreement (incorporated by reference to Exhibit 10.6.3 to IWO Holdings, Inc.'s and Independent Wireless One
           Corporation's Registration Statement on Form S-4, Registration No. 333-58902, filed on April
           13, 2001)

10.7.1   Amended and Restated Stockholders Agreement, dated as of December 4, 2000, between IWO
           Holdings, Inc. and the stockholders of IWO Holdings, Inc. party thereto (incorporated by reference to Exhibit 10.7.1 to IWO Holdings, Inc.'s and Independent Wireless One
           Corporation's Registration Statement on Form S-4, Registration No. 333-58902, filed on April
           13, 2001)

10.7.2   Amendment No. 1, dated as of April 2, 2001, to the Amended and Restated Stockholders
           Agreement (incorporated by reference to Exhibit 10.7.2 to IWO Holdings, Inc.'s and
           Independent Wireless One Corporation's Registration Statement on Form S-4, Registration No.
           333-58902, filed on April 13, 2001)

10.8*    Office Lease, dated as of July 19, 2001, between Fiftytwocc, LP and Independent Wireless One
           Leased Realty Corporation

10.9     Purchase Agreement, dated January 26, 2001, among IWO Holdings, Inc. and Independent
           Wireless One Corporation and Credit Suisse First Boston Corporation (acting through an affiliate, Donaldson, Lufkin & Jenrette Securities Corporation), Chase Securities Inc., BNP
           Paribas Securities Corp. and UBS Warburg LLC as representatives of the Initial Purchasers
           (incorporated by reference to Exhibit 1.1 to IWO Holdings, Inc.'s and Independent Wireless One
           Corporation's Registration Statement on Form S-4, Registration No. 333-58902, filed on April
           13, 2001)

10.10    Warrant Agreement, dated as of February 2, 2001, between IWO Holdings, Inc. and Firstar Bank,
           N.A., as warrant agent (incorporated by reference to Exhibit 10.20 to IWO Holdings, Inc.'s and
           Independent Wireless One Corporation's Registration Statement on Form S-4, Registration No.
           333-58902, filed on April 13, 2001)

10.11    Warrant Registration Rights Agreement, dated as of February 2, 2001, among IWO Holdings, Inc.
           and Credit Suisse First Boston Corporation (acting through an affiliate, Donaldson, Lufkin &
           Jenrette Securities Corporation), Chase Securities Inc., BNP Paribas Securities Corp. and UBS
           Warburg LLC as representatives of the Initial Purchasers (incorporated by reference to Exhibit
           10.21 to IWO Holdings, Inc.'s and Independent Wireless One Corporation's Registration
           Statement on Form S-4, Registration No. 333-58902, filed on April 13, 2001)

10.12.1# Employment Agreement, dated as of April 9, 2000, between IWO Holdings, Inc., Independent
           Wireless One Corporation and Steven M. Nielsen (incorporated by reference to Exhibit 10.12.1 to IWO Holdings, Inc.'s and Independent Wireless One Corporation's Registration Statement on
           Form S-4, Registration No. 333-58902, filed on April 13, 2001)

Exhibit
Number                                                Description
------                                                -----------

10.12.2#   Letter Agreement, dated September 20, 2000, between IWO Holdings, Inc., Independent Wireless
             One Corporation and Steven M. Nielsen (incorporated by reference to Exhibit 10.12.2 to IWO
             Holdings, Inc.'s and Independent Wireless One Corporation's Registration Statement on Form
             S-4, Registration No. 333-58902, filed on April 13, 2001)

10.12.3#   Amendment to Employment Agreement, dated as of November 15, 2000, to Employment
             Agreement, between IWO Holdings, Inc., Independent Wireless One Corporation and Steven M.
             Nielsen (incorporated by reference to Exhibit 10.12.3 to IWO Holdings, Inc.'s Quarterly Report
             on Form 10-Q, File No. 333-39746, filed on November 7, 2001)

10.12.4*#  Amendment to Employment Agreement, dated as of December 19, 2001, to Employment
             Agreement, between IWO Holdings, Inc., Independent Wireless One Corporation and Steven M.
             Nielsen

10.13.1#   Employment Agreement, dated as of December 20, 1999, between IWO Holdings, Inc.,
             Independent Wireless One Corporation and David L. Standig, as amended (incorporated by reference to Exhibit 10.14 to IWO Holdings, Inc.'s Registration Statement on Form S-1,
             Registration No. 333-39746, filed on June 21, 2000)

10.13.2#   Letter Agreement, dated September 1, 2000, between IWO Holdings, Inc., Independent Wireless
             One Corporation and David L. Standig (incorporated by reference to Exhibit 10.13.2 to IWO
             Holdings, Inc.'s and Independent Wireless One Corporation's Registration Statement on Form
             S-4, Registration No. 333-58902, filed on April 13, 2001)

10.13.3#   Letter Agreement, dated as of April 24, 2001, between Independent Wireless One Corporation and
             David L. Standig (incorporated by reference to Exhibit 10.13.3 to IWO Holdings, Inc.'s and
             Independent Wireless One Corporation's Registration Statement on Form S-4, Registration No.
             333-58902, filed on April 13, 2001)

10.14.1#   Employment Agreement, dated as of December 20, 1999, between IWO Holdings, Inc.,
             Independent Wireless One Corporation and John P. Hart, Jr., as amended (incorporated by reference to Exhibit 10.15 to IWO Holdings, Inc.'s Registration Statement on Form S-1,
             Registration No. 333-39746, filed on June 21, 2000)

10.14.2#   Letter Agreement, dated September 1, 2000, between IWO Holdings, Inc., Independent Wireless
             One Corporation and John P. Hart, Jr. (incorporated by reference to Exhibit 10.14.2 to IWO
             Holdings, Inc.'s and Independent Wireless One Corporation's Registration Statement on Form
             S-4, Registration No. 333-58902, filed on April 13, 2001)

10.14.3*#  Letter Agreement, dated as of November 13, 2001, between IWO Holdings, Inc., Independent
             Wireless One Corporation and John P. Hart, Jr.

10.15#     IWO Holdings, Inc. Management Stock Incentive Plan, as amended (incorporated by reference to
             Exhibit 10.15 to IWO Holdings, Inc.'s Quarterly Report on Form 10-Q, File No. 333-39746,
             filed on August 28, 2001)

10.16.1#   Stock Option Agreement, dated as of December 20, 1999, between IWO Holdings, Inc. and David
             L. Standig (incorporated by reference to Exhibit 10.16.1 to IWO Holdings, Inc.'s and
             Independent Wireless One Corporation's Registration Statement on Form S-4, Registration No.
             333-58902, filed on April 13, 2001)

10.16.2#   Stock Option Agreement, dated as of December 20, 1999, between IWO Holdings, Inc. and John
             Hart, Jr. (incorporated by reference to Exhibit 10.16.2 to IWO Holdings, Inc.'s and Independent
             Wireless One Corporation's Registration Statement on Form S-4, Registration No. 333-58902,
             filed on April 13, 2001)

10.16.3#   Stock Option Agreement, dated as of March 20, 2000, between IWO Holdings, Inc. and David L.
             Standig (incorporated by reference to Exhibit 10.16.3 to IWO Holdings, Inc.'s and Independent
             Wireless One Corporation's Registration Statement on Form S-4, Registration No. 333-58902,
             filed on April 13, 2001)

Exhibit
Number                                               Description
------                                               -----------

10.16.4#   Stock Option Agreement, dated as of March 20, 2000, between IWO Holdings, Inc. and John Hart,
             Jr. (incorporated by reference to Exhibit 10.16.4 to IWO Holdings, Inc.'s and Independent
             Wireless One Corporation's Registration Statement on Form S-4, Registration No. 333-58902,
             filed on April 13, 2001)

10.16.5#   Stock Option Agreement, dated as of April 9, 2000, between IWO Holdings, Inc. and Steven M.
             Nielsen (incorporated by reference to Exhibit 10.16.5 to IWO Holdings, Inc.'s and Independent
             Wireless One Corporation's Registration Statement on Form S-4, Registration No. 333-58902,
             filed on April 13, 2001)

10.16.6#   Stock Option Agreement, dated as of September 13, 2000, between IWO Holdings, Inc. and
             Steven M. Nielsen (incorporated by reference to Exhibit 10.16.6 to IWO Holdings, Inc.'s and
             Independent Wireless One Corporation's Registration Statement on Form S-4, Registration No.
             333-58902, filed on April 13, 2001)

10.16.7#   Stock Option Agreement, dated as of April 27, 2001, between IWO Holdings, Inc. and Timothy J.
             Medina (incorporated by reference to Exhibit 10.16.7 to IWO Holdings, Inc.'s and Independent
             Wireless One Corporation's Registration Statement on Form S-4, Registration No. 333-58902,
             filed on April 13, 2001)

10.16.8#   Stock Option Agreement, dated as of November 15, 2000, between IWO Holdings, Inc. and
             Steven M. Nielsen (incorporated by reference to Exhibit 10.16.8 to IWO Holdings, Inc.'s
             Quarterly Report on Form 10-Q, File No. 333-39746, filed on November 7, 2001)

10.16.9*#  Stock Option Agreement, dated as of November 5, 2001, between IWO Holdings, Inc. and John
             Stevens

10.16.10*# Amendment to Stock Option Agreement, dated as of December 19, 2001, to Stock Option
             Agreement, between IWO Holdings, Inc. and John Stevens

10.17.1#   Stock Option Agreement, dated as of December 20, 1999, between IWO Holdings, Inc. and J.K.
             Hage III (incorporated by reference to Exhibit 10.17.1 to IWO Holdings, Inc.'s and Independent
             Wireless One Corporation's Registration Statement on Form S-4, Registration No. 333-58902,
             filed on April 13, 2001)

10.17.2#   Stock Option Agreement, dated as of December 20, 1999, between IWO Holdings, Inc. and Solon
             L. Kandel (incorporated by reference to Exhibit 10.20 to IWO Holdings, Inc.'s Registration
             Statement on Form S-1, Registration No. 333-39746, filed on June 21, 2000)

10.17.3#   Stock Option Agreement, dated as of December 20, 1999, between IWO Holdings, Inc. and Alfred
             F. Boschulte (incorporated by reference to Exhibit 10.21 to IWO Holdings, Inc.'s Registration
             Statement on Form S-1, Registration No. 333-39746, filed on June 21, 2000)

10.17.4#   Letter Agreement, dated September 17, 2000, between IWO Holdings, Inc., Independent Wireless
             One Corporation and J.K. Hage III (incorporated by reference to Exhibit 10.17.4 to IWO
             Holdings, Inc.'s and Independent Wireless One Corporation's Registration Statement on Form
             S-4, Registration No. 333-58902, filed on April 13, 2001)

10.17.5#   Consulting Agreement, dated September 17, 2000, between IWO Holdings, Inc., Independent
             Wireless One Corporation and J.K. Hage III (incorporated by reference to Exhibit 10.17.5 to
             IWO Holdings, Inc.'s and Independent Wireless One Corporation's Registration Statement on
             Form S-4, Registration No. 333-58902, filed on April 13, 2001)

10.17.6#   Letter Agreement, dated August 24, 2000, between IWO Holdings, Inc., Independent Wireless One
             Corporation and Solon L. Kandel (incorporated by reference to Exhibit 10.17.6 to IWO
             Holdings, Inc.'s and Independent Wireless One Corporation's Registration Statement on Form
             S-4, Registration No. 333-58902, filed on April 13, 2001)

Exhibit
Number                                               Description
------                                               -----------

10.17.7#   Letter Agreement, dated November 6, 2000, between IWO Holdings, Inc., Independent Wireless
             One Corporation and Solon L. Kandel (incorporated by reference to Exhibit 10.17.7 to IWO
             Holdings, Inc.'s and Independent Wireless One Corporation's Registration Statement on Form
             S-4, Registration No. 333-58902, filed on April 13, 2001)

  10.18#   Form of Management Bonus Stock Purchase Agreement (incorporated by reference to Exhibit
             10.23 to IWO Holdings, Inc.'s Registration Statement on Form S-1, Registration No. 333-39746,
             filed on June 21, 2000)

  10.19#   Form of Management Warrant (incorporated by reference to Exhibit 10.24 to IWO Holdings, Inc.'s
             Registration Statement on Form S-1, Registration No. 333-39746, filed on June 21, 2000)

   10.20   Form of Founders Warrant (incorporated by reference to Exhibit 10.1 to IWO Holdings, Inc.'s
             Registration Statement on Form S-1, Registration No. 333-39746, filed on June 21, 2000)

   10.21   Agreement for Management Advisory, Strategic Planning and Consulting Services, dated as of
             December 20, 1999, between Independent Wireless One Corporation and Investcorp
             International Inc. (incorporated by reference to Exhibit 10.22 to IWO Holdings, Inc.'s
             Registration Statement on Form S-1, Registration No. 333-39746, filed on June 21, 2000)

10.22.1#   Employment Agreement, dated as of April 27, 2001, between IWO Holdings, Inc., Independent
             Wireless One Corporation and Timothy J. Medina (incorporated by reference to Exhibit 10.22.1 to IWO Holdings, Inc.'s and Independent Wireless One Corporation's Registration Statement on
             Form S-4, Registration No. 333-58902, filed on April 13, 2001)

10.22.2*#  Amendment to Employment Agreement, dated as of December 19, 2001, to Employment
             Agreement, between IWO Holdings, Inc., Independent Wireless One Corporation and Timothy J.
             Medina

10.23.1*#  Employment Agreement, dated as of November 5, 2001, between IWO Holdings, Inc., Independent
             Wireless One Corporation and John Stevens

    21.1   Subsidiaries of IWO Holdings, Inc. (incorporated by reference to Exhibit 21.1 to IWO Holdings,
             Inc.'s Registration Statement on Form S-1, Registration No. 333-39746, filed on June 21, 2000)

    24.1   Power of Attorney (see Signature Pages)

--------
*  Filed herewith.
+ Confidential treatment has been requested for portions of these exhibits. Omitted material has been filed separately with the Securities and Exchange Commission.
# Management contract or compensation plan or arrangement required to be filed as an exhibit.

   (b) We did not file any Current Reports on Form 8-K during the quarter ended December 31, 2001.

                                  SIGNATURES

   In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 25, 2002.

                                               IWO HOLDINGS, INC.

                                               By:    /s/  STEVEN M. NIELSEN
                                                   -----------------------------
                                                   Name: Steven M. Nielsen
                                                   Title: President and Chief
                                                   Executive Officer

                               POWER OF ATTORNEY

   KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Steven M. Nielsen and Timothy J. Medina and each of them, his true and lawful attorneys-in-fact and agents, with full power and substitution and resubstitution for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each said attorneys-in-fact and agents or any of them or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

   In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                       Title                  Date
          ---------                       -----                  ----

   /s/  STEVEN M. NIELSEN     President and Chief Executive March 25, 2002
_____________________________   Officer (Principal
      Steven M. Nielsen         Executive Officer)

   /s/  TIMOTHY J. MEDINA     Chief Financial Officer       March 25, 2002
_____________________________   (Principal Financial
      Timothy J. Medina         Officer and Principal
                                Accounting Officer)

     /s/  J.K. HAGE III       Director                      March 25, 2002
_____________________________
        J.K. Hage III

    /s/  SOLON L. KANDEL      Director                      March 25, 2002
_____________________________
       Solon L. Kandel

 /s/  CHRISTOPHER J. STADLER  Director                      March 25, 2002
_____________________________
   Christopher J. Stadler

     /s/  MAMOUN ASKARI       Director                      March 25, 2002
_____________________________
        Mamoun Askari

     /s/  JAMES O. EGAN       Director                      March 25, 2002
_____________________________
        James O. Egan

          Signature                       Title                  Date
          ---------                       -----                  ----

   /S/  THOMAS J. SULLIVAN    Director                      March 25, 2002
_____________________________
     Thomas J. Sullivan

     /S/  SAVIO W. TUNG       Director                      March 20, 2002
_____________________________
        Savio W. Tung

 /S/  CHRISTOPHER J. O'BRIEN  Director                      March 25, 2002
_____________________________
   Christopher J. O'Brien

_____________________________ Director                      March   , 2002
     Alfred F. Boschulte

      /S/  BRIAN KWAIT        Director                      March 21, 2002
_____________________________
         Brian Kwait

   /S/  HARLEY M. RUPPERT     Director                      March 25, 2002
_____________________________
      Harley M. Ruppert

   /S/  CHARLES K. MARQUIS    Director                      March 25, 2002
_____________________________
     Charles K. Marquis

                      IWO HOLDINGS, INC. AND SUBSIDIARIES

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                Page
                                                                               Number
                                                                               ------
   IWO Holdings, Inc. and Subsidiaries
   Report of Independent Accountants..........................................  F-2
   Consolidated Balance Sheets................................................  F-3
   Consolidated Statements of Operations......................................  F-5
   Consolidated Statements of Stockholders' Equity (Deficit)..................  F-6
   Consolidated Statements of Cash Flows......................................  F-7
   Notes to Consolidated Financial Statements.................................  F-10
   Sprint Spectrum Albany, Syracuse and Manchester Markets
   Report of Independent Auditors.............................................  F-49
   Statement of Assets sold...................................................  F-50
   Statements of Revenues and Expenses........................................  F-51
   Notes to Statement of Assets Sold and Statements of Reveneues and Expenses.  F-52

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of IWO Holdings, Inc. and Subsidiaries

   In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of IWO Holdings, Inc. and its Subsidiaries at December 31, 2000 and 2001, and the results of their operations and their cash flows for the period January 1, 1999 through December 20, 1999, for the period December 20, 1999 through December 31, 1999 and for the years ended December 31, 2000 and 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                                          /s/  PRICEWATERHOUSECOOPERS LLP

Albany, New York
March 8, 2002

                      IWO HOLDINGS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                       As of December 31, 2000 and 2001
                       (In thousands except share data)

                                                                                        2000     2001
                                                                                      -------- --------
                                       ASSETS
                                       ------
Current assets:
   Cash and cash equivalents......................................................... $ 36,313 $  3,394
   Accounts receivable, net of allowances of $312 and $615 at December 31, 2000 and
     2001, respectively..............................................................    4,218   10,001
   Short-term investments at amortized cost--held to maturity........................       --   56,519
   Inventory.........................................................................    2,567    4,375
   Prepaid expenses..................................................................    1,072    2,734
   Other current assets..............................................................      199    3,056
   Prepaid management fee--related party.............................................    1,000    1,000
   Restricted cash and U.S. Treasury obligations at amortized cost--held to maturity.       --   33,858
                                                                                      -------- --------
       Total current assets..........................................................   45,369  114,937

Restricted cash......................................................................    8,000    8,000
Restricted cash and U.S. Treasury obligations at amortized cost--held to maturity....       --   19,861
Investment securities at amortized cost--held to maturity............................       --   17,161
Prepaid management fee--related party................................................    2,970    1,970
Property and equipment, net..........................................................   69,555  139,203
Construction in progress.............................................................   33,009   37,023
Deferred costs, net..................................................................   14,898   19,300
Intangible assets, net...............................................................   58,874   52,702
Other................................................................................       24    2,770
                                                                                      -------- --------
       Total assets.................................................................. $232,699 $412,927
                                                                                      ======== ========


   The accompanying notes are an integral part of the consolidated financial statements.

                      IWO HOLDINGS, INC. AND SUBSIDIARIES

                       As of December 31, 2000 and 2001
                       (In thousands except share data)

                                                                                       2000      2001
-                                                                                    --------  ---------
                       LIABILITIES AND STOCKHOLDERS' EQUITY
                       ------------------------------------

Current liabilities:
   Accounts payable................................................................. $  6,388  $  16,149
   Accounts payable--related parties................................................      213        115
   Due to Sprint....................................................................    7,711      9,163
   Accrued expenses.................................................................   12,432     29,163
   Accrued expenses--related parties................................................      463        724
   Unearned revenue.................................................................    1,652      4,413
                                                                                     --------  ---------
       Total current liabilities....................................................   28,859     59,727
Term loan and revolving credit facility.............................................   80,000    145,000
Senior notes........................................................................       --    152,407
                                                                                     --------  ---------
       Total liabilities............................................................  108,859    357,134
                                                                                     --------  ---------
Redeemable common stock.............................................................      346         --
                                                                                     --------  ---------

Commitments and contingencies

Stockholders' equity:
   Preferred stock (nonvoting)--$.01 par value, 500,000 shares authorized, none
     issued and outstanding.........................................................       --         --
   Common stock, Class A (nonvoting)--$.01 par value, 15,000,000 shares
     authorized, issued and outstanding.............................................      150        150
   Common stock, Class B (voting)--$.01 par value, 18,750,000 shares authorized,
     13,274,171 and 13,533,111 shares issued at December 31, 2000 and 2001,
     respectively...................................................................      133        136
   Common stock, Class C (nonvoting)--$.01 par value, 18,750,000 shares
     authorized, 3,555,630 shares issued and outstanding............................       35         35
   Common stock, Class D (voting)--$.01 par value, 60,000 shares authorized, issued
     and outstanding................................................................        1          1
   Common stock, Class E (nonvoting)--$.01 par value, 5,545,000 shares authorized,
     5,543,654 shares issued and outstanding........................................       55         55
   Common stock (voting)--$.01 par value, 58,105,000 shares authorized, none issued
     and outstanding................................................................       --         --
   Additional paid-in capital.......................................................  175,271    184,305
   Deficit accumulated during development stage.....................................   (1,076)    (1,076)
   Retained deficit.................................................................  (50,080)  (127,021)
                                                                                     --------  ---------
                                                                                      124,489     56,585
Treasury stock at cost (43,856 and 104,012 Class B shares at December 31, 2000 and
  2001), respectively...............................................................     (252)      (598)
Promissory notes receivable.........................................................     (743)      (194)
                                                                                     --------  ---------
       Total stockholders' equity...................................................  123,494     55,793
                                                                                     --------  ---------
       Total liabilities and stockholders' equity................................... $232,699  $ 412,927
                                                                                     ========  =========

   The accompanying notes are an integral part of the consolidated financial statements.

                      IWO HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

           For the period January 1, 1999 through December 20, 1999,
          for the period December 20, 1999 through December 31, 1999 and for the years ended December 31, 2000 and 2001
                       (In thousands except share data)

                                                       For the Period For the Period
                                                         January 1,    December 20,  For the Year For the Year
                                                        1999 through   1999 through     Ended        Ended
                                                        December 20,   December 31,  December 31, December 31,
                                                            1999           1999          2000         2001
                                                       -------------- -------------- ------------ ------------
Net revenues..........................................   $       --    $        --   $    58,836  $   110,145
                                                         ----------    -----------   -----------  -----------
Operating expenses:
   Costs of services and equipment (exclusive of
     depreciation and amortization shown below).......           --             --        48,818       88,924
   Selling and marketing..............................           36              5        19,497       31,749
   General and administrative:
       Noncash stock-based compensation...............        2,900             --         1,817          334
       Related parties................................           30             --         2,193        2,146
       Other general and administrative...............        2,548            839        16,021       22,855
   Depreciation and amortization......................           --             --        12,538       19,102
   Financial advisory fees ($8,750 of fees to related
     parties).........................................        9,250             --            --           --
                                                         ----------    -----------   -----------  -----------
          Total operating expenses....................       14,764            844       100,884      165,110
                                                         ----------    -----------   -----------  -----------
Operating loss........................................      (14,764)          (844)      (42,048)     (54,965)
   Interest income....................................           --            171         2,032        7,594
   Interest expense...................................          (78)            --        (2,918)     (22,963)
   Interest expense--related parties..................           --             --          (614)      (1,515)
   Amortization of debt issuance and offering
     costs............................................           --            (84)       (2,843)      (3,323)
   Other debt financing fees..........................           --           (319)       (3,689)      (1,769)
                                                         ----------    -----------   -----------  -----------
          Net loss....................................   $  (14,842)   $    (1,076)  $   (50,080) $   (76,941)
                                                         ==========    ===========   ===========  ===========
Loss per share
   Basic..............................................   $    (2.36)   $      (.04)  $     (1.63) $     (2.05)
   Diluted............................................   $    (2.36)   $      (.04)  $     (1.63) $     (2.05)
Weighted average shares outstanding
   Basic..............................................    6,300,000     30,150,000    30,770,000   37,554,000
   Diluted............................................    6,300,000     30,150,000    30,770,000   37,554,000


   The accompanying notes are an integral part of the consolidated financial statements.

                      IWO HOLDINGS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

   For the period January 1, 1999 through December 20, 1999, for the period
                  December 20, 1999 through December 31, 1999
              and for the years ended December 31, 2000 and 2001
                                (In thousands)

                                                                     Capital Stock
                                                                 --------------------
                                                                           Independent
                                                                    IWO     Wireless     Common   Additional
                                                                 Holdings,     One       Stock     Paid-in
                                                                   Inc.    Corporation Subscribed  Capital
                                                                 --------- ----------- ---------- ----------
Balance at December 31, 1998....................................   $ --       $  --      $ 500     $     --
Independent Wireless One Corporation stock issued to Founders
 on March 5, 1999...............................................     --         500       (500)          --
Founders contribute capital to Independent Wireless One
 Corporation....................................................     --          --         --           --
Noncash stock-based compensation................................     --          --         --        2,900
Net loss........................................................     --          --         --           --
                                                                   ----       -----      -----     --------
Balance at December 20, 1999....................................     --         500         --        2,900
Founders exchange stock of Independent Wireless One
 Corporation for stock in IWO Holdings, Inc.....................     60        (500)        --        2,690
Proceeds from IWO Holdings, Inc. stock issuance excluding
 Redeemable common stock........................................    241          --         --      134,449
Costs incurred for IWO Holdings, Inc. stock issuance............     --          --         --       (1,766)
Reclassification of Independent Wireless One Corporation deficit
 Accumulated during the development stage against IWO
 Holdings, Inc. additional paid-in capital......................     --          --         --      (14,907)
Net loss........................................................     --          --         --           --
                                                                   ----       -----      -----     --------
Balance at December 31, 1999....................................    301          --         --      123,366
Stock option exercises..........................................      1          --         --          271
IWO Holdings, Inc. stock issuance...............................     72          --         --       49,928
Costs incurred for IWO Holdings, Inc. stock issuance............     --          --         --          (75)
Reclassification of common stock to redeemable common stock.....     --          --         --         (263)
Reclassification of redeemable common stock to common stock.....     --          --         --          227
Common stock repurchased........................................     --          --         --           --
Promissory notes................................................     --          --         --           --
Noncash stock-based compensation................................     --          --         --        1,817
Net loss........................................................     --                     --           --
                                                                   ----       -----      -----     --------
Balance at December 31, 2000....................................    374          --         --      175,271
Stock option exercises..........................................      3          --         --          396
Payment received on promissory notes receivable.................     --          --         --           --
Issuance of warrants in connection with units offering..........     --          --         --        7,958
Reclassification of redeemable common stock to common stock.....     --          --         --          346
Common stock repurchased........................................     --          --         --           --
Noncash stock-based compensation................................     --          --         --          334
Net loss........................................................     --          --         --           --
                                                                   ----       -----      -----     --------
Balance at December 31, 2001....................................   $377       $  --      $  --     $184,305
                                                                   ====       =====      =====     ========

                                                                                              Deficit
                                                                                            Accumulated
                                                                                              During
                                                                 Contributed                Development Retained   Treasury
                                                                   Capital                     Stage    Deficit     Stock
                                                                 -----------                ----------- ---------  --------
Balance at December 31, 1998....................................   $    --                   $    (65)  $      --   $  --
Independent Wireless One Corporation stock issued to Founders
 on March 5, 1999...............................................        --                         --          --      --
Founders contribute capital to Independent Wireless One
 Corporation....................................................     2,250                         --          --      --
Noncash stock-based compensation................................        --                         --          --      --
Net loss........................................................        --                    (14,842)         --      --
                                                                   -------                   --------   ---------   -----
Balance at December 20, 1999....................................     2,250                    (14,907)         --      --
Founders exchange stock of Independent Wireless One
 Corporation for stock in IWO Holdings, Inc.....................    (2,250)                        --          --      --
Proceeds from IWO Holdings, Inc. stock issuance excluding
 Redeemable common stock........................................        --                         --          --      --
Costs incurred for IWO Holdings, Inc. stock issuance............        --                         --          --      --
Reclassification of Independent Wireless One Corporation deficit
 Accumulated during the development stage against IWO
 Holdings, Inc. additional paid-in capital......................        --                     14,907          --      --
Net loss........................................................        --                     (1,076)         --      --
                                                                   -------                   --------   ---------   -----
Balance at December 31, 1999....................................        --                     (1,076)         --      --
Stock option exercises..........................................        --                         --          --      --
IWO Holdings, Inc. stock issuance...............................        --                         --          --      --
Costs incurred for IWO Holdings, Inc. stock issuance............        --                         --          --      --
Reclassification of common stock to redeemable common stock.....        --                         --          --      --
Reclassification of redeemable common stock to common stock.....        --                         --          --      --
Common stock repurchased........................................        --                         --          --    (252)
Promissory notes................................................        --                         --          --      --
Noncash stock-based compensation................................        --                         --          --      --
Net loss........................................................        --                         --     (50,080)     --
                                                                   -------                   --------   ---------   -----
Balance at December 31, 2000....................................        --                     (1,076)    (50,080)   (252)
Stock option exercises..........................................        --                         --          --      --
Payment received on promissory notes receivable.................        --                         --          --      --
Issuance of warrants in connection with units offering..........        --                         --          --      --
Reclassification of redeemable common stock to common stock.....        --                         --          --      --
Common stock repurchased........................................        --                         --          --    (346)
Noncash stock-based compensation................................        --                         --          --      --
Net loss........................................................        --                         --     (76,941)     --
                                                                   -------                   --------   ---------   -----
Balance at December 31, 2001....................................   $    --                   $ (1,076)  $(127,021)  $(598)
                                                                   =======                   ========   =========   =====



                                                                 Promissory Stockholders'
                                                                   Notes       Equity
                                                                 Receivable   (Deficit)
                                                                 ---------- -------------
Balance at December 31, 1998....................................   $  --      $    435
Independent Wireless One Corporation stock issued to Founders
 on March 5, 1999...............................................      --            --
Founders contribute capital to Independent Wireless One
 Corporation....................................................      --         2,250
Noncash stock-based compensation................................      --         2,900
Net loss........................................................      --       (14,842)
                                                                   -----      --------
Balance at December 20, 1999....................................      --        (9,257)
Founders exchange stock of Independent Wireless One
 Corporation for stock in IWO Holdings, Inc.....................      --            --
Proceeds from IWO Holdings, Inc. stock issuance excluding
 Redeemable common stock........................................      --       134,690
Costs incurred for IWO Holdings, Inc. stock issuance............      --        (1,766)
Reclassification of Independent Wireless One Corporation deficit
 Accumulated during the development stage against IWO
 Holdings, Inc. additional paid-in capital......................      --            --
Net loss........................................................      --        (1,076)
                                                                   -----      --------
Balance at December 31, 1999....................................      --       122,591
Stock option exercises..........................................      --           272
IWO Holdings, Inc. stock issuance...............................    (456)       49,544
Costs incurred for IWO Holdings, Inc. stock issuance............      --           (75)
Reclassification of common stock to redeemable common stock.....      --          (263)
Reclassification of redeemable common stock to common stock.....      --           227
Common stock repurchased........................................      --          (252)
Promissory notes................................................    (287)         (287)
Noncash stock-based compensation................................      --         1,817
Net loss........................................................      --       (50,080)
                                                                   -----      --------
Balance at December 31, 2000....................................    (743)      123,494
Stock option exercises..........................................      --           399
Payment received on promissory notes receivable.................     549           549
Issuance of warrants in connection with units offering..........      --         7,958
Reclassification of redeemable common stock to common stock.....      --           346
Common stock repurchased........................................      --          (346)
Noncash stock-based compensation................................      --           334
Net loss........................................................      --       (76,941)
                                                                   -----      --------
Balance at December 31, 2001....................................   $(194)     $ 55,793
                                                                   =====      ========

   The accompanying notes are an integral part of the consolidated financial statements.

                      IWO HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

   For the period January 1, 1999 through December 20, 1999, for the period December 20, 1999 through December 31, 1999 and for the years ended December
                               31, 2000 and 2001
                                (In thousands)

                                                            For the      For the
                                                             Period       Period
                                                           January 1,  December 20, For the Year For the Year
                                                          1999 through 1999 through    Ended        Ended
                                                          December 20, December 31, December 31, December 31,
                                                              1999         1999         2000         2001
                                                          ------------ ------------ ------------ ------------
Cash flows from operating activities:
   Net loss..............................................   $(14,842)    $ (1,076)    $(50,080)    $(76,941)
   Adjustments to reconcile net loss to net cash used
     in operating activities:
       Allowances for doubtful accounts and sales
         returns.........................................         --           --          312          303
       Depreciation and amortization of property and
         equipment.......................................         --           --        6,813       12,930
       Loss on disposal of property and equipment........         --           --           --          105
       Amortization of intangible assets.................         --           --        5,725        6,172
       Amortization of debt issuance and offering
         costs...........................................         --           84        2,843        3,323
       Amortization of discount on senior notes..........         --           --           --          365
       Amortization of net premium of investment
         securities......................................         --           --           --          965
       Noncash stock-based compensation..................      2,900           --        1,817          334
   Changes in operating assets and liabilities net of
     acquired assets:
       Accounts receivable...............................         --           --       (2,279)      (6,086)
       Inventory.........................................        (20)        (295)      (2,252)      (1,808)
       Prepaid expenses..................................       (279)          16         (809)      (1,662)
       Other.............................................         (5)         (61)        (418)      (5,612)
       Prepaid management fee--related party.............         --       (4,970)       1,000        1,000
       Accounts payable..................................        829           67          717          894
       Accounts payable--related parties.................       (198)       4,008       (3,597)         (98)
       Due to Sprint.....................................         --           --        7,711        1,452
       Accrued expenses..................................      1,274         (790)      10,428       16,702
       Accrued expenses--related parties.................         --           --          463          261
       Accrued financial advisory fees...................      9,250       (9,250)          --           --
       Unearned revenue..................................         --           --        1,652        2,761
                                                            --------     --------     --------     --------
          Net cash used in operating activities..........     (1,091)     (12,267)     (19,954)     (44,640)
                                                            --------     --------     --------     --------

   The accompanying notes are an integral part of the consolidated financial statements.

                      IWO HOLDINGS, INC. AND SUBSIDIARIES

   For the period January 1, 1999 through December 20, 1999, for the period December 20, 1999 through December 31, 1999 and for the years ended December
                               31, 2000 and 2001
                                (In thousands)

                                                              For the      For the
                                                               Period       Period
                                                             January 1,  December 20, For the Year For the Year
                                                            1999 through 1999 through    Ended        Ended
                                                            December 20, December 31, December 31, December 31,
                                                                1999         1999         2000         2001
                                                            ------------ ------------ ------------ ------------
Cash flows from investing activities:
   Deferred acquisition costs..............................    (1,635)       (2,375)        (740)          --
   Purchase of Sprint assets...............................        --            --     (116,405)          --
   Purchase of investment securities--held to maturity.....        --            --           --     (105,328)
   Proceeds from maturities of investment securities.......        --            --           --       30,684
   Restricted cash.........................................        --            --       (8,000)          --
   Restricted cash and U.S. Treasury obligations at
     amortized cost--held to maturity......................        --            --           --      (53,719)
   Purchase of property and equipment......................      (251)         (288)     (19,926)     (11,016)
   Construction in progress................................       (84)         (159)     (27,749)     (66,777)
                                                              -------      --------    ---------    ---------
          Net cash used in investing activities............    (1,970)       (2,822)    (172,820)    (206,156)
                                                              -------      --------    ---------    ---------
Cash flows from financing activities:
   Gross proceeds received from equity investors...........     2,250       135,000       49,544           --
   Gross proceeds received from equity investors for
     payment of promissory notes...........................        --            --           --          549
   Stock option exercises..................................        --            --          272          399
   Proceeds received from issuance of debt.................     1,400            --       85,000       65,000
   Proceeds received from issuance of senior notes
     and warrants..........................................        --            --           --      160,000
   Payment of debt.........................................        --        (2,000)      (5,000)          --
   Payment for Company common stock........................        --            --         (252)        (346)
   Payment of offering costs...............................        --            --       (2,234)      (7,725)
   Payment of equity issuance costs........................      (656)         (772)         (75)          --
   Payment of debt issuance costs..........................      (239)      (12,400)      (2,920)          --
                                                              -------      --------    ---------    ---------
          Net cash provided by financing activities........     2,755       119,828      124,335      217,877
                                                              -------      --------    ---------    ---------
Net (decrease) increase in cash and cash equivalents.......      (306)      104,739      (68,439)     (32,919)
Cash and cash equivalents, beginning of period.............       319            13      104,752       36,313
                                                              -------      --------    ---------    ---------
Cash and cash equivalents, end of period...................   $    13      $104,752    $  36,313    $   3,394
                                                              =======      ========    =========    =========

   The accompanying notes are an integral part of the consolidated financial statements.

                      IWO HOLDINGS, INC. AND SUBSIDIARIES

   For the period January 1, 1999 through December 20, 1999, for the period December 20, 1999 through December 31, 1999 and for the years ended December
                               31, 2000 and 2001
                                (In thousands)

                                                    For the      For the
                                                     Period       Period
                                                   January 1,  December 20, For the Year For the Year
                                                  1999 through 1999 through    Ended        Ended
                                                  December 20, December 31, December 31, December 31,
                                                      1999         1999         2000         2001
                                                  ------------ ------------ ------------ ------------
Non-cash:
   Deferred costs included in accounts payable
     --related parties...........................     $--          $977        $   --      $    --
   Property and equipment included in accounts
     payable.....................................      --            --           950        7,477
   Property and equipment in accrued expenses....      --            --            --        1,550
   Construction in progress included in accounts
     payable.....................................      --            --         3,835        6,184
   Construction in progress included in accrued
     expenses....................................      --            --         1,521           --
   Issuance of common stock for promissory notes.      --            --           456           --
Interest paid....................................      78            --         3,403       18,068


   The accompanying notes are an integral part of the consolidated financial statements.

                      IWO HOLDINGS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Description of Business

   Independent Wireless One, LLC, (the "LLC") a limited liability company, was formed on August 22, 1997 by a consortium of independent local telephone companies (the "Founders") to become a provider of wireless telecommunications and data services (see Note 3). On September 9, 1998 the LLC changed its status to a C-corporation and changed its name to Independent Wireless One Corporation.

   On October 29, 1999, IWO Holdings, Inc. was formed to hold an investment in Independent Wireless One Corporation ("Corp"). On December 20, 1999, the Founders of Independent Wireless One Corporation exchanged their equity ownership, representing in the aggregate 100% of the outstanding capital stock of Corp for an aggregate of 6,300,000 shares of Class B common stock of IWO Holdings, Inc. (see Note 11). Further, certain investors and management invested approximately $135,000,000 into IWO Holdings, Inc., for approximately 79% of the equity of the Company. IWO Holdings, Inc. exchanged common stock, warrants and options to purchase the non-monetary assets of Corp. Such assets did not meet the definition of a business under EITF Topic D-81 and accordingly were recorded at the transferor's historical cost basis in accordance with Staff Accounting Bulletin No. 48. As a result of the transaction, Independent Wireless One Corporation became a wholly-owned subsidiary of IWO Holdings, Inc. (collectively referred to as "IWO" or the "Company").

   A significant portion of IWO's business operations through December 31, 1999 relates to pre-operating, organizational and acquisition efforts and related activities to obtain debt and equity financing. Such costs primarily include consulting and legal fees associated with developing the organization and raising the necessary capital to finance an acquisition and related future operations.

   The Company was a development stage enterprise until it commenced operations effective January 2000.

   In February 2000, the Company formed Independent Wireless One Leased Realty Corporation to hold all leasehold interests in the retail stores, administrative offices and cell site leases.

2.  Summary of Significant Accounting Policies

   The following is a summary of significant accounting policies:

  Basis of Consolidation

   The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and include the accounts of IWO Holdings, Inc., and its wholly-owned subsidiaries.

  Use of Estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Segment Information

   The Company believes it operates in only one segment, digital wireless personal communication services.

                      IWO HOLDINGS, INC. AND SUBSIDIARIES

  Comprehensive Income

   No statement of comprehensive income has been included in the accompanying financial statements since the Company does not have any other comprehensive income to report.

  Cash and Cash Equivalents

   Cash and cash equivalents include cash, money market funds, and commercial paper with original maturities of three months or less at the date of acquisition. The carrying amount of cash and cash equivalents approximates fair value.

  Investments

   The Company's investments consist of debt securities (see Note 4). In accordance with SFAS No. 115, debt securities have been classified in the accompanying consolidated balance sheets as held-to-maturity securities and are reported at amortized cost because the Company has the positive intent and the ability to hold these debt securities to maturity. Market value is determined by quoted market prices.

  Inventory

   Inventory consists of handsets and related accessories. Inventories are carried at the lower of cost (determined using weighted average method) or market. Market is determined using replacement cost in accordance with industry standards.

  Property and Equipment

   Property and equipment are reported at cost less accumulated depreciation. When assets are sold, retired or otherwise disposed of, the related costs and accumulated depreciation are removed from the respective accounts, and any resulting gain or loss is recognized.

   Property and equipment are being depreciated using the straight-line method based on the following estimated useful lives of assets:

                  Network equipment.................  10 years
                  Building and building improvements  25 years
                  Furniture and office equipment.... 5-7 years
                  Computer software.................   5 years
                  Vehicles..........................   5 years

   Leasehold improvements are being amortized over the shorter of the estimated useful lives or lease term.

  Construction in Progress

   Construction in progress includes equipment, engineering and site development costs in connection with the build out of the Company's network. The Company capitalizes interest and direct labor on its construction in progress activities. Total interest and direct labor costs capitalized for the years ended December 31, 2000 and 2001 approximate $1,379,000 and $484,000, and $5,004,000 and $1,878,000, respectively. The unamortized capitalized interest and labor costs for the years ended December 31, 2000 and 2001 were approximately $1,863,000 and $8,671,000, respectively. When the network assets are placed in service, the Company transfers the assets from construction in progress to network assets and depreciates those assets over their estimated useful life.

                      IWO HOLDINGS, INC. AND SUBSIDIARIES

  Deferred Costs

   Organizational costs were expensed in 1999. Debt issuance costs represents direct costs incurred in connection with the Senior Credit Facility and Bridge Loan. Costs related to the Bridge Loan were being amortized over the estimated eighteen month term using the effective interest method. Costs related to the Senior Credit Facility are being amortized over the estimated eight year term using the effective interest method (see Note 10). Deferred offering costs represents direct costs incurred in connection with the sale of units consisting of Senior Notes and Warrants. The deferred offering costs are being amortized over the 10 year term of the Senior Notes using the effective interest method (see Note 20).

  Intangible Assets

   The excess of purchase price over the fair value of net assets acquired from Sprint PCS is being amortized over twenty years (the term of the Management Agreement--see Note 3) using the straight-line method (see "Recent Accounting Pronouncements").

   The purchased subscriber list and employee work-force are being amortized over a four year period (estimated average customer life) and a three year period (estimated employee turnover rate) respectively using the straight-line method (see "Recent Accounting Pronouncements").

  Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed of

   The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed of. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company has identified no such impairment losses in the periods presented (see "Recent Accounting Pronouncements").

  Revenue Recognition

   The Company recognizes revenue as services are performed. Under the Affiliation Agreements (see Note 3), Sprint PCS performs IWO's billings and collections and other services and retains 8% of collected service revenues from Sprint PCS subscribers based in IWO's territory and from non-Sprint PCS subscribers who roam onto IWO's network. The amount retained by Sprint PCS is recorded as an operating expense as incurred. Revenues generated from the sale of handsets and accessories and revenues from Sprint PCS subscribers not based in IWO's territory who travel onto IWO's network are not subject to the 8% fee.

   Sprint PCS pays IWO a Sprint PCS "travel" fee for each minute that a Sprint PCS subscriber based outside of the IWO territory roams onto IWO's network. Conversely, IWO pays Sprint PCS travel fees when a Sprint PCS subscriber based in IWO's territory roams onto the Sprint PCS network outside of IWO's territory (see Note 3).

   The Company began charging activation fees in October 2001. The accounting policy for the recognition of activation fee revenue is to record the revenue over the periods such revenue is earned in accordance with the current interpretations of SEC Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial

                      IWO HOLDINGS, INC. AND SUBSIDIARIES

Statements." Accordingly, activation fee revenue has been deferred and will be recorded over the average life for those customers (24 months) that are assessed an activation fee. As of December 31, 2001, the Company has deferred $1,232,000 of activation fee revenue to future periods.

   Product revenues from the sale of handsets and accessories, which represents a separate earnings process, are recorded at the time of customer purchase net of allowance for sales returns. These revenues and related costs of sales are included in net revenues and costs of services and equipment, respectively. The allowance is estimated based on Sprint PCS' fourteen day handset return policy. When handsets are returned to Sprint PCS for refurbishing, the Company receives a credit from Sprint PCS, which is less than the Company originally paid for the handset.

   Unearned revenue represents amounts billed in advance of service being provided.

  Advertising Costs

   The Company expenses all advertising costs as they are incurred. Amounts incurred for the years ended December 31, 2000 and 2001 were approximately $3,850,000 and $6,163,000. No advertising costs were incurred in 1999.

  Income Taxes

   IWO accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes". Under SFAS No. 109, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable for future years to differences between financial statement and tax basis of existing assets and liabilities. The effect of tax rate changes on deferred taxes is recognized in the income tax provision in the period that includes the enactment date. Effective December 20, 1999, Independent Wireless One Corporation became a wholly-owned subsidiary of IWO Holdings, Inc. Accordingly, Independent Wireless One Corporation is included in IWO Holdings, Inc.'s consolidated tax filing.

  Net Loss Per Share

   The Company computes net loss per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Under the provisions of SFAS 128, basic and diluted net loss per common share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. In accordance with SFAS 128, no conversion of stock options or warrants has been assumed in the calculation of diluted loss per share since the effect would be antidilutive. Accordingly, the number of weighted average shares outstanding as well as the amount of net loss per share are the same for basic and diluted per share calculations for the periods reflected in the accompanying financial statements. The Company has assumed that the IWO Holdings, Inc. shares issued to the Founders on December 20, 1999 were outstanding for the period January 1, 1999 through December 20, 1999.

  Risks and Uncertainties

   The Company's profitability is dependent upon successful implementation of the Company's business strategy and development of a sufficient subscriber base. The Company will continue to incur significant expenditures in connection with expanding and improving its operations. Such expansion may require substantial additional financing before construction is completed (see Notes 10 and 20). The Company is highly dependent upon Sprint PCS for certain operating activities (see Note 3). The Company through Sprint PCS is subject to various Federal Communications Commission (FCC) regulations, including network build-out requirements, technical standards and other regulations.

                      IWO HOLDINGS, INC. AND SUBSIDIARIES

  Concentration of Risk

   The Company maintains cash and cash equivalents in accounts with financial institutions in excess of the amount insured by the Federal Deposit Insurance Corporation. The Company monitors the financial stability of these institutions regularly and management does not believe there is a significant credit risk associated with deposits in excess of federally insured amounts. At December 31, 2000 and 2001, cash and cash equivalent balances maintained with financial institutions in excess of FDIC limits approximated $8,283,000 and 8,778,000, respectively.

  Reclassifications

   Certain reclassifications have been made to the 1999 and 2000 amounts to conform with the 2001 presentations.

  Recent Accounting Pronouncements

   In June 2001, Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," was issued by the Financial Accounting Standards Board
(FASB). SFAS No. 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001. The Company's adoption of this statement on January 1, 2002 did not have a material impact on its financial statements.

   In June 2001, SFAS No. 142, "Goodwill and Other Intangible Assets," was issued by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company will also be required to reassess the useful lives of all intangible assets. The Company adopted SFAS No. 142 on its effective date of January 1, 2002. The Company expects annual amortization expense relating to goodwill to decrease by approximately $2.5 million due to the effect of this statement.

   In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company believes the adoption of this statement will not have a material impact on its financial statements.

   In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and the accounting and reporting provisions of APB No. 30. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company's adoption of this statement on January 1, 2002 did not have a material impact on its financial statements.

3.  Sprint PCS Agreements

   In 1999, IWO entered into a Management Agreement, a Services Agreement, two Trademark and Service Mark License Agreements, collectively called the "Affiliation Agreements", and an Asset Purchase Agreement, with Sprint PCS to own and operate a wireless business covering a major portion of the Northeastern United States. This territory covers a population of approximately
6.2 million people and extends from suburban New

                      IWO HOLDINGS, INC. AND SUBSIDIARIES

York City (Orange and Sullivan Countries) north to the Canadian border. The territory reaches from the eastern suburbs of Rochester to Syracuse, Ithaca, Binghamton and Elmira in central New York State, east to include all of Vermont and New Hampshire (except Nashua, New Hampshire, but including the extreme northwestern suburbs of Boston).

   Under the Asset Purchase Agreement and the Management Agreement, IWO purchased from Sprint PCS for approximately $116,405,000 certain assets, primarily network assets, and obtained the right to manage approximately forty-five thousand subscribers in the aforementioned territory. IWO received the exclusive right to sell all Sprint PCS wireless products and services in the aforementioned territory, and also received the benefit of Sprint PCS national advertising, sales and marketing programs and the ability to purchase network and subscriber equipment at Sprint PCS discount rates. Sprint PCS retains 8% of collected revenues as defined.

   The Asset Purchase Agreement contained a four phase closing process. Effective January 5, 2000 Phase I and II closed. In connection with the Phase I and II closings, IWO paid Sprint PCS in the aggregate approximately $32,098,000 and received from Sprint PCS certain furniture, fixtures and equipment and the leasehold interest at IWO's corporate offices. In addition, IWO obtained the outstanding accounts receivable balance as of December 31, 1999 and the right to manage approximately forty-five thousand subscribers based within IWO's territory. On February 1, 2000, the Phase III closing occurred, and Sprint PCS transferred to IWO the retail related assets including furniture, fixtures and equipment and the leasehold interest at three Sprint PCS retail stores. The Phase IV closing occurred on March 31, 2000, at which time Sprint PCS transferred to IWO, its ownership in certain of its network assets, including one switch and its interest in 170 cell sites and other network related leases. IWO paid Sprint PCS approximately $84,307,000 at the Phase IV closing.

   The acquisition of the Sprint PCS assets has been accounted for under the purchase method of accounting. Accordingly, the operations related to the Sprint PCS assets acquired have been included in IWO's operations at the consummation date of each respective Phase closing, discussed above. The total purchase price aggregating $116,405,000 plus direct acquisition costs approximating $5,057,000 have been allocated to the estimated fair value of the assets acquired, including the subscribers to be managed under the Affiliation Agreements. In March 2000, IWO borrowed $50,000,000 from the Senior Credit Facility in order to fund a portion of the acquisition (see Note 10).

   The purchase price has been allocated to the fair value of the assets acquired. The allocation of purchase price is as follows (in thousands):

          Property and equipment and construction in progress
            (primarily network assets)....................... $ 54,612
          Accounts receivable................................    2,251
          Subscriber lists...................................   14,000
          Employee work-force................................      500
          Excess purchase price over net assets acquired.....   50,099
                                                              --------
                                                              $121,462
                                                              ========

   In connection with the Management Agreement, the Company has agreed on a minimum network build-out plan which includes specific coverage and deployment schedules for the network planned within IWO's service area (see Note 14). The Company must comply with Sprint PCS program requirements for technical standards, national and regional distribution and national accounts. The Company may not offer Sprint PCS products and services outside the Company's markets.

                      IWO HOLDINGS, INC. AND SUBSIDIARIES

   The Management Agreement also provides that from January 2000 until December 2002, the Company will not be required to pay more fees for outbound travel than the Company receives for inbound travel (see Note 2). Outbound travel exceeded inbound travel on the non-affiliate Sprint PCS network by approximately $10.6 million for the year ended December 31, 2000. For the year ended December 31, 2001, the Company's inbound travel exceeded outbound travel by approximately $2.3 million.

   The Management Agreement is in effect for a period of 20 years with three 10-year renewal options unless terminated by either party under provisions outlined in the Management Agreement.

   If the Management Agreement is terminated by Sprint PCS as a result of an uncured breach by IWO, an IWO bankruptcy or other events as defined, Sprint PCS will have the right to purchase all of IWO's operating assets at an amount equal to seventy-two percent of its entire business value. If the Management Agreement is terminated by IWO as a result of an uncured breach by Sprint PCS, a Sprint PCS bankruptcy or other events as defined, IWO will have the right to require Sprint PCS to purchase all of IWO's operating assets at an amount equal to eighty percent of its entire business value.

   Under the Services Agreement, Sprint PCS will provide to the Company various support services such as activation, billing and customer care. These services are available to the Company at established rates. Sprint PCS can change any or all of the service rates one time in each twelve month period. The Company may discontinue the use of any service upon three months written notice. Sprint PCS may discontinue a service provided that it gives nine months written notice. The Company does not presently have the infrastructure to provide these support services on a stand-alone basis and in the event of termination would likely need to find an alternative third party provider. The Services Agreement automatically terminates upon termination of the Management Agreement.

   Under the Trademark and Service Mark License Agreements, Sprint PCS will provide the Company with non-transferable, royalty free licenses to use the Sprint PCS brand names and several other trademarks and service marks. The Company's use of the licensed marks is subject to adherence to quality standards determined by Sprint PCS. Sprint PCS can terminate the Trademark and Service Mark License Agreements if the Company files for bankruptcy, materially breaches the agreement or if the Management Agreement is terminated.
   On December 20, 1999, the Company entered into an Interim Services Agreement with Sprint PCS which terminated upon IWO's acquisition of the Sprint PCS markets. Pursuant to this agreement, Sprint PCS provided the Company with network, advertising and other services through March 31, 2000 for a monthly fee of $1,417,597, certain switching services through December 31, 2000 for a monthly fee of $41,167 and Retail Operations Services for the month of January, 2000 at a fee of $475,584. Network services primarily include cell site lease and operating expenses, back haul costs, interconnection expense and network and engineering payroll and benefits. Retail Store expenses include primarily retail store lease and occupancy expenses, payroll and benefits to retail store employees and sales commissions.

   Under the agreements described above, the Company for the years ended December 31, 2000 and 2001 incurred operating expenses aggregating approximately $52,707,000 and $83,969,000, respectively. At December 31, 2000 and 2001, $7,711,000 and $9,163,000, respectively, was due to Sprint PCS.

                      IWO HOLDINGS, INC. AND SUBSIDIARIES

4.  Investment Securities

   The amortized cost and approximate fair value of restricted investment securities held to maturity at December 31, 2001 by contractual maturity (which are restricted for future interest payments on the Senior Notes) are summarized as follows (in thousands):

                                             Gross      Gross
                                 Amortized Unrealized Unrealized Market
                                   Cost      Gains      Losses   Value
                                 --------- ---------- ---------- -------
       U.S. Treasury obligations  $40,332    $1,063      $--     $41,395

                                              Amortized Market
                                                Cost    Value
                                              --------- -------
                 Due in one year or less.....  $20,523  $20,941
                 Due in one year through five   19,809   20,454
                                               -------  -------
                                               $40,332  $41,395
                                               =======  =======

   The above table excludes $13,387,000 of cash and accrued interest receivable restricted for future interest payments on the Senior Notes.

   The amortized cost and approximate fair value of investment securities held to maturity at December 31, 2001 by contractual maturity (excluding restricted securities) are summarized as follows (in thousands):

                                               Gross      Gross
                                   Amortized Unrealized Unrealized Market
                                     Cost      Gains      Losses   Value
                                   --------- ---------- ---------- -------
     U.S. Governments and Agencies  $22,005    $  272      $--     $22,277
     Corporate debt securities....   51,675       944       --      52,619
                                    -------    ------      ---     -------
                                    $73,680    $1,216      $--     $74,896
                                    =======    ======      ===     =======

                                              Amortized Market
                                                Cost    Value
                                              --------- -------
                 Due in one year or less.....  $56,519  $57,276
                 Due in one year through five   17,161   17,620
                                               -------  -------
                                               $73,680  $74,896
                                               =======  =======

   There were no sales of investment securities held to maturity during the year ended December 31, 2001.

5.  Inventory

   Inventory at December 31, 2000 and 2001 consists of the following (in thousands):

                                                   December 31, December 31,
                                                       2000         2001
                                                   ------------ ------------
    Handsets......................................    $2,436       $3,938
    Accessories...................................       131          437
                                                      ------       ------
                                                      $2,567       $4,375
                                                      ======       ======

                      IWO HOLDINGS, INC. AND SUBSIDIARIES

6.  Property and Equipment

   Property and equipment at December 31, 2000 and 2001 consists of the following (in thousands):

                                                   December 31, December 31,
                                                       2000         2001
                                                   ------------ ------------
    Land..........................................   $   169      $    169
    Building and building improvements............     5,943         5,943
    Network equipment.............................    62,779       138,923
    Furniture and office equipment................     3,871         5,204
    Computer software.............................     1,261         1,752
    Vehicles......................................       926         1,209
    Leasehold improvements........................     1,419         5,737
                                                     -------      --------
                                                      76,368       158,937
    Accumulated depreciation and amortization.....    (6,813)      (19,734)
                                                     -------      --------
                                                     $69,555      $139,203
                                                     =======      ========

   Depreciation and amortization expense for the years ended December 31, 2000 and 2001 was $6,813,000 and $12,930,000, respectively.

7.  Deferred Costs

   Deferred costs at December 31, 2000 and 2001 consist of the following (in thousands):

                                                   December 31, December 31,
                                                       2000         2001
                                                   ------------ ------------
    Debt issuance costs...........................   $15,591      $15,591
    Deferred offering costs.......................     2,234        9,959
                                                     -------      -------
                                                      17,825       25,550
    Accumulated amortization of debt issuance and
      offering costs..............................    (2,927)      (6,250)
                                                     -------      -------
                                                     $14,898      $19,300
                                                     =======      =======

   Amortization expense of debt issuance and offering costs for the period December 20, 1999 through December 31, 1999 and for the years ended December 31, 2000 and 2001 was $84,000, $2,843,000 and $3,323,000, respectively.

8.  Intangible Assets

   Intangible assets at December 31, 2000 and 2001 consist of the following (in thousands):

                                                   December 31, December 31,
                                                       2000         2001
                                                   ------------ ------------
    Excess purchase price over the fair value of
      net assets acquired.........................   $50,099      $ 50,099
    Subscriber list...............................    14,000        14,000
    Employee work-force...........................       500           500
                                                     -------      --------
                                                      64,599        64,599
    Accumulated amortization......................    (5,725)      (11,897)
                                                     -------      --------
                                                     $58,874      $ 52,702
                                                     =======      ========

                      IWO HOLDINGS, INC. AND SUBSIDIARIES

   Amortization expense of intangible assets for the years ended December 31, 2000 and 2001 was $5,725,000 and $6,172,000, respectively.

9.  Accrued Expenses

   Accrued expenses at December 31, 2000 and 2001 consist of the following (in thousands):

                                                   December 31, December 31,
                                                       2000         2001
                                                   ------------ ------------
    Accrued interest and financing costs..........   $ 2,271      $11,468
    Accrued payroll and benefits..................     2,294        2,580
    Accrued network costs.........................     5,071        7,603
    Other accrued expenses........................     2,796        7,512
                                                     -------      -------
                                                     $12,432      $29,163
                                                     =======      =======

10.  Debt

  Bank Lines of Credit

   During 1999, the Company had two bank lines of credit aggregating $2,000,000 that bore interest at prime plus .5%. The bank lines of credit were repaid prior to December 31, 1999.

  Senior Credit Facility

   In December 1999, the Company entered into a credit facility (the Senior Credit Facility) which was amended on June 30, and December 8, 2000, respectively, with a group of commercial lenders, under which the Company may borrow up to $240,000,000, in the aggregate consisting of (i) up to $70,000,000 in revolving loans (the Senior Revolving Credit Facility) with a maturity date eight years from the effective date of the loan, (ii) a $120,000,000 term loan (the Tranche A Term Loan) with a maturity date of March 2008, and (iii) a $50,000,000 term loan (the Tranche B Term Loan) with a maturity date of September 2008. The Senior Credit Facility, as amended, provides that, subject to certain conditions, the Company may request an additional tranche of loans in the amount of $25,000,000 in the aggregate on or prior to March 31, 2002 from the lenders. No lender is obligated to subscribe to the new commitment and, in the event that the total commitment from the lenders is less than $25,000,000, the Company has the right to arrange the financing of the deficit amount with other financial institutions (subject to the approval of the administrative agent).

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

   The commitment under the Tranche A Term Loan was available at the effective date (the date on or prior to May 1, 2000 on which certain conditions, as defined in the Senior Credit Facility, are met) subject to completion

                      IWO HOLDINGS, INC. AND SUBSIDIARIES
of the additional $100,000,000 financing event (see bridge loan below) by March 31, 2001 as defined in the Senior Credit Facility except that $30,000,000 became available as of June 30, 2000 and another $30,000,000 became available upon the closing of the additional $50,000,000 equity financing (See Note 11). The remaining availability under the Tranche A Term Loan was reduced by $30,000,000 on each 6 month anniversary date of the effective date. The commitment to make loans under the Senior Revolving Credit Facility was available on the effective date and through the eighth anniversary of that date subject to the completion of the additional financing event except with respect to drawing the first $20,000,000 (see Note 20).

   The interest rate applicable to the Senior Credit Facility is based on, at the Company's option, (i) LIBOR (Eurodollar Loans) plus the Applicable Margin, as defined, or (ii) the higher of the administrative agent's prime rate or the Federal Funds Effective Rate (ABR Loans), plus the Applicable Margin, as defined. The Applicable Margin for Eurodollar Loans will range from 1.5% to 3.75% based on certain events as specified in the Senior Credit Facility. The Applicable Margin for ABR Loans will range from .50% to 2.75% based on certain events as specified in the Senior Credit Facility.

   The loans from the Senior Credit Facility are subject to a quarterly commitment fee, which ranges from .75% to 1.25% of the available portion of the Tranche A Term Loan, the Tranche B Term Loan, and the Senior Revolving Credit Facility. The Company paid $1,300,000 in connection with amendments to the Senior Credit Facility for the year ended December 31, 2000.

   The Company must comply with certain financial and operating covenants. The most restrictive financial covenants include various debt to equity, debt to EBITDA, interest coverage and fixed charge coverage ratios, as defined in the Senior Credit Facility. Pursuant to the consent and agreement between Sprint PCS and the lenders under the Senior Credit Facility, at the administrative agent's request, Sprint PCS will redirect any payments due to the Company under the Management Agreement to the administrative agent during the continuation of any default by the Company under the Senior Credit Facility.

   In connection with the Senior Credit Facility, the Company was required to deposit $8,000,000 as a compensating balance with the commercial lenders of the Senior Credit Facility. The compensating balance (restricted cash) will be maintained by IWO until the Senior Credit Facility borrowings are repaid in full.

   The Senior Credit Facility is collateralized by tangible and intangible assets, assignment of the Sprint Affiliation Agreements and all of the issued and outstanding shares of capital stock of Corp and repayment is guaranteed by IWO.

   IWO paid a 2.5% underwriting fee ($6,000,000) to enter into the Senior Credit Facility arrangement, which is included in debt issuance costs (see Notes 2 and 7). Certain of the commercial lenders who have committed $57,000,000 under the Senior Credit Facility are stockholders of the Company. A portion of the fees and interest incurred with the certain commercial lenders included in the accrued expenses--related parties at December 31, 2000 and 2001 approximated $213,000 and $224,000, respectively.

   At December 31, 2000 and 2001, $80,000,000 and $145,000,000, respectively, were outstanding under the Senior Credit Facility as follows:

                                                   December 31, December 31,
                                                       2000         2001
                                                   ------------ ------------
    Tranche A Term Loan........................... $30,000,000  $ 90,000,000
    Tranche B Term Loan...........................  50,000,000    50,000,000
    Senior Revolving Credit Facility..............          --     5,000,000
                                                   -----------  ------------
                                                   $80,000,000  $145,000,000
                                                   ===========  ============

                      IWO HOLDINGS, INC. AND SUBSIDIARIES

   As of December 31, 2001, the Company had $93.9 million available under the $240.0 million Senior Credit Facility, which is net of $1.1 million of irrevocable stand-by letters of credit issued to the Company's insurance bonding agent as collateral for the insurance bonding agent issuing insurance performance bonds as security for future cell site locations.

  Bridge Loan

   In December 1999 the Company received a commitment through a Bridge Loan Agreement, as amended, with Credit Suisse First Boston (CSFB) and other lenders under which the Company may borrow up to $100,000,000. IWO paid a $1,000,000 fee to obtain the bridge loan commitment, and a $500,000 extension fee in connection with an amendment on June 30, 2000, which are included in debt issuance costs (see Note 2). Certain lenders are also stockholders of the Company. Total amount paid to lenders who are stockholders of the Company approximated $355,000. The commitment terminates upon the earlier of the issuance of at least $100,000,000 of additional debt or equity by the Company or March 31, 2001. The commitment terminated in February 2001 upon the sale of units consisting of Senior Notes and warrants for $160,000,000 (see Note 20).

11.  Equity

   Prior to January 1, 1999, the Founders made capital contributions of $500,000, for which 14,357 shares of common stock, were issued to the Founders on March 5, 1999. Also, in 1999, the Founders of the Company contributed additional capital totaling $2,250,000. On December 20, 1999, the Founders exchanged their 14,357 shares of common stock for 6,300,000 shares of Class B common stock in IWO Holdings, Inc. Also, on December 20, 1999 certain investors and management of IWO invested approximately $135,000,000 into IWO Holdings, Inc. for approximately 79% of the equity of the Company (see Note 1). The shares acquired by management were in connection with Management Bonus Stock Purchase Agreements (see Note 15).

   The Company entered into recourse promissory note agreements effective March 2000 with certain officers to loan such officers approximately $287,000 in the aggregate to purchase 50,000 shares of the Company's common stock from a stockholder. The funds were disbursed to the officers in June 2000. The notes bear interest at prime rate plus the applicable margin related to the Senior Revolving Credit Facility. Interest is due annually and principal is due on January 1, 2003. Twenty percent of the officers' annual bonuses will be used to reduce the outstanding loan balance. Both notes are collateralized by the Company's common stock owned by the officers. In connection with the termination of the officers' employment, the officers were required to repay the loans in full, and the Company repurchased, at their original cost, the shares of the Company's common stock collateralizing the loans (see Note 18).

   In December, 2000, investors including certain members of management and other related parties purchased an additional 7,142,857 shares of Class B, C, and E common stock for $50,000,000. In connection with this stock sale, the Company entered into recourse promissory note agreements effective December 2000 with two officers to loan such officers approximately $456,000 in the aggregate to purchase 65,100 shares of the Company's common stock. In connection with the termination of the former chief technology officer's employment, the former chief technology officer was required to repay the loan in full (see Note 18). The notes bear interest at prime rate plus the applicable margin related to the Senior Revolving Credit Facility. Interest is due annually. Fifty percent of the notes' principal was repaid in March 2001 by the officers upon receipt of their bonus with respect to the year ended December 31, 2000. The remaining fifty percent is due on March 31, 2003 with the further provision that 20% of the executives' annual bonus, net of applicable taxes, shall be used to further reduce the outstanding balances of these notes. The remaining note is collateralized by the Company's common stock owned by the Chief Executive Officer at December 31, 2001.

                      IWO HOLDINGS, INC. AND SUBSIDIARIES

   The promissory note balances aggregating $743,000 and $194,000 at December 31, 2000 and 2001, respectively, are reflected as a reduction to stockholders' equity.

  Stock Split and Amendment to Certificate of Incorporation

   On November 8, 2000 the Board of Directors of the Company approved a thirty-for-one stock split of the Company's common stock which became effective on November 27, 2000.

   All references to share and per-share data for all periods presented have been restated to give effect to this thirty-for-one stock split. The Board of Directors of the Company also approved Holdings restated Certificate of Incorporation to provide the Company with the authority to issue 116,710,000 shares of capital stock as follows:

                     Preferred Stock.....    500,000 shares
                     Class A Common Stock 15,000,000 shares
                     Class B Common Stock 18,750,000 shares
                     Class C Common Stock 18,750,000 shares
                     Class D Common Stock     60,000 shares
                     Class E Common Stock  5,545,000 shares
                     Common Stock........ 58,105,000 shares

   At December 31, 2000 and 2001, the outstanding Class B common stock had 13,274,171 and 13,533,111 voting rights (1 vote per share) respectively and the outstanding Class D common stock had 24,162,000 voting rights (402.7 votes per share). Holders of Class A, Class C and Class E common stock have no voting rights. Upon issuance, nonclass common stockholders will have 1 vote per share. Subject to the rights of the holders of any shares of then outstanding Preferred Stock, holders of all classes of common stock and non class common stock are entitled to participate on a pro rata basis in any dividends, dissolution, or liquidation.

12.  Income Taxes

   Deferred tax assets and liabilities are determined based on the temporary differences between the financial statements and the tax bases of assets and liabilities as measured by the enacted tax rates.

   The significant components of deferred income tax expense (benefit) are as follows (in thousands):

                                For the Period For the Period
                                  January 1,    December 20   For the Year For the Year
                                 1999 through     through        Ended        Ended
                                 December 20,   December 31,  December 31, December 31,
                                     1999           1999          2000         2001
                                -------------- -------------- ------------ ------------
Deferred tax (benefit) expense.    $(5,177)        $(376)       $    232     $  2,818
Net operating loss carryforward         --            --         (17,839)     (28,816)
Valuation allowance............      5,177           376          17,607       25,998
                                   -------         -----        --------     --------
                                   $    --         $  --        $     --     $     --
                                   =======         =====        ========     ========

                      IWO HOLDINGS, INC. AND SUBSIDIARIES

   The Company's effective income tax rate differed from the Federal statutory tax rate of 35% as follows (in thousands):

                                        For the Period For the Period
                                          January 1,    December 20   For the Year For the Year
                                         1999 through     through        Ended        Ended
                                         December 20,   December 31,  December 31, December 31,
                                             1999           1999          2000         2001
-                                       -------------- -------------- ------------ ------------
Computed "expected" tax benefit........    $(5,195)        $(376)       $(17,528)    $(26,930)
Other..................................         18            --             (79)         932
Increase in valuation allowance........      5,177           376          17,607       25,998
                                           -------         -----        --------     --------
   Total income tax expense/ (benefit).    $    --         $  --        $     --     $     --
                                           =======         =====        ========     ========

   The Company's tax effects relating to temporary differences and carryforwards are as follows (in thousands):

                                                   December 31,
                                           ---------------------------
                                            1999      2000      2001
                                           -------  --------  --------
        Deferred tax assets/(liabilities):
           Net operating loss............. $    --  $ 17,839  $ 46,655
           Start-up costs.................   4,570     3,656     2,765
           Stock-based compensation.......   1,015     1,651     1,768
           Intangible assets..............       2       704     1,357
           Depreciation...................      (5)     (861)   (4,969)
           Accrued expenses and reserves..      (8)      192     1,603
                                           -------  --------  --------
                                             5,574    23,181    49,179
           Valuation allowance............  (5,574)  (23,181)  (49,179)
                                           -------  --------  --------
           Deferred tax asset............. $    --  $     --  $     --
                                           =======  ========  ========

   In accordance with FASB No. 109, the Company has recorded a full valuation allowance against its deferred tax asset since it believes it is more than likely than not that such deferred tax asset will not be realized. The valuation allowance at December 31, 2000 and 2001 is approximately $23,181,000 and $49,179,000. During the years ended December 31, 2000 and 2001, the valuation allowance increased by approximately $17,607,000 and $25,998,000, respectively.

   At December 31, 2001, the Company has unused Federal net operating loss carryforwards of approximately $133,300,000. The federal net operating loss carryforwards if unused will begin to expire during the year ended December 31, 2020.

   Under the provisions of the Internal Revenue Code, certain substantial changes in the Company's ownership (see Note 21) may limit the amount of net operating loss carryforwards which could be used in future years to offset taxable income and taxes payable.

13.  Loss Per Common Share

   Loss per common share is as follows (in thousands except share data):

                                                       For the Period
                                        For the Period  December 20,
                                          January 1,        1999      For the Year For the Year
                                         1999 through     through        Ended        Ended
                                         December 20,   December 31,  December 31, December 31,
                                             1999           1999          2000         2001
                                        -------------- -------------- ------------ ------------
Numerator
   Net loss............................   $  (14,842)   $    (1,076)  $   (50,080) $   (76,941)
Denominator
   Weighted average shares outstanding.    6,300,000     30,150,000    30,770,000   37,554,000

                      IWO HOLDINGS, INC. AND SUBSIDIARIES

   No options or warrants were included in the calculation of diluted loss per share because their impact would have been anti-dilutive (see Notes 2 and 15).

14.  Commitments and Contingencies

  Leases

   In 2001, the Company entered into a new operating lease for corporate office space that expires October 14, 2006. Annual lease payments approximate $475,000. In 2000 the Company began leasing various cell site, tower and retail office space. Such leases expire at various dates through 2020. Minimum annual rental commitments for all non-cancelable operating leases at December 31, 2001 are (in thousands):

                               2002...... $11,529
                               2003......  11,506
                               2004......  11,413
                               2005......  10,070
                               2006......   5,725
                               Thereafter  10,807

   The table excludes renewal options related to certain cell and switch site leases. These renewal options generally have five-year terms and can be exercised from time to time.

   Total rent expense for the period January 1, 1999 through December 20, 1999, for the period December 20, 1999 through December 31, 1999 and for the years ended December 31, 2000 and 2001, was $4,000, $3,500, $3,115,000 and
$8,611,000, respectively.

  Commitments

   As of December 31, 2000 and 2001, the Company had purchase commitments for network equipment, hardware, software and related services aggregating $5,862,000 and $18,686,000, respectively.

   In connection with the Asset Purchase Agreement, the Company is required to build out the Sprint PCS Network territory it is managing. Estimated budgeted annual expenditures for this network build are as follows (in thousands):

                                      Unaudited
                                      ---------
                                 2002  $68,000
                                 2003   29,000

  Employment Agreements

   In May 2000, IWO entered into employment agreements with three of its senior executive officers. The term of each agreement approximates three years and the aggregate annual compensation obligation under these employment agreements ranges from $600,000 in year one to $700,000 in year three as well as annual bonuses based on performance.

   Effective May 7, 2001, the Company entered into a three year employment agreement with its Chief Financial Officer. The annual compensation under this agreement includes salary of $200,000 through December 31, 2001 and increases of $5,000/year thereafter as well as annual bonuses. The officer was also granted stock options to acquire 335,859 shares of Class B common stock at a purchase price of $7.00 per share.

                      IWO HOLDINGS, INC. AND SUBSIDIARIES

Options for 167,930 shares vest ratably on a daily basis over a period of three years commencing May 7, 2001. The remaining options to acquire 167,929 shares, which become vested on December 31, 2005, also contain accelerated vesting provisions through December 31, 2004 based upon the achievement of certain annual performance goals. The agreement also provides for immediate vesting of 20% and 100% of these options in the event of a Merger, as defined, and the termination of the officer's employment within 12 months of such a Merger, respectively.

   Effective November 19, 2001, the Company entered into a three year employment agreement with its Chief Technology Officer. The annual compensation under this agreement includes salary of $200,000 through December 31, 2002 and increases of $5,000/year thereafter as well as annual bonuses. The officer was also granted stock options to acquire 200,000 shares of Class B common stock at a purchase price of $7.00 per share. Options for 100,000 shares vest ratably on a daily basis over a period of three years commencing November 19, 2001. The remaining options to acquire 100,000 shares, which become vested on December 31, 2006, also contain accelerated vesting provisions through December 31, 2005 based upon the achievement of certain annual performance goals. The agreement also provides for immediate vesting of 20% and 100% of these options in the event of a Merger, as defined, and the termination of the officer's employment within 12 months of such a Merger, respectively.

   On December 19, 2001, the Company's employment agreements with its Chief Executive Officer and Chief Financial Officer were amended to provide in the event of termination subsequent to a Merger aggregate payments up to $700,000.

  Financial Advisory Agreement

   On December 12, 2001, the Company entered into a financial advisory agreement with certain investment banking firms (of which certain principals are stockholders of the Company) for a period of three months whereby such firms would advise the Company with respect to the sale, recapitalization, merger, consolidation or other business combination of the Company. The fee for the successful completion of these services is 1.125% of the Enterprise Value of the Company as defined in the agreement. The Company incurred expenses under this agreement in 2001 amounting to $250,000 (which are included in accrued expenses--related parties).

15.  Stock Option and Performance Award and Warrant Programs

  Stock Incentive Plan

   In December 1999, the Board of Directors and Stockholders approved IWO Holdings, Inc.'s Stock Incentive Plan. Under the Plan, the Company may grant to its employees, incentive stock options (ISO), non-qualified stock options
(NSO), stock appreciation rights (SAR) and stock grants as defined by the Plan. The Company has reserved 2,500,000 shares of Class B common stock for issuance under the plan.

   In December 1999, the Company granted to certain officers and employees, stock options to acquire approximately 1,289,340 shares of Class B common stock at a purchase price of $5.74468 per share (fair value). Options for approximately 353,940 shares of Class B common stock vested immediately (December 1999). Options for approximately 581,460 shares of Class B common stock vest ratably on a daily basis over a three year period commencing January 1, 2000. The remaining options to acquire 353,940 shares of Class B common stock vest at the end of a five year period. Such options contain accelerated vesting provisions over a three year period based upon the achievement of certain annual performance goals.

   In December 1999, the Company granted to its outside General
Counsel/stockholder stock options to acquire 387,079 shares of Class B common stock at a purchase price of $5.74468 per share (fair value). Options

                      IWO HOLDINGS, INC. AND SUBSIDIARIES
for approximately 184,830 shares of Class B common stock vested immediately in December 1999 and the remaining options for 202,249 shares of Class B common stock vest ratably on a daily basis over a three year period commencing January 1, 2000.

   The fair value of the fully vested options approximating $930,000 was initially being recognized over the term of the professional services agreement (see Note 16) as stock-based compensation with a corresponding credit to additional paid-in capital. In connection with the termination of the professional services agreement of the General Counsel (see Note 18), the option agreement was modified resulting in the accelerated vesting of options for 318,079 shares of Class B common stock which were deemed vested and options for 39,000 shares of Class B common stock were forfeited. The General Counsel had previously exercised options on 30,000 shares of Class B common stock. The modification resulted in a new measurement date and the fair value of the accelerated options which approximated $885,000 was recognized as expense over the remaining term of the consulting agreement. The fair value of the remaining fully vested options described above was amortized over the term of the new consulting agreement which terminated in September 2001. Stock-based compensation recognized for the years ended December 31, 2000 and 2001 was $1,070,000 and $334,000, respectively.

   In March 2000, certain officers of the Company were granted vested options to acquire 99,990 shares of Class B common stock at a purchase price of $5.74468 per share (fair value).

   In 2000, the Company granted to its chief financial officer and employees, stock options to acquire approximately 516,854 shares of Class B common stock at a purchase price of $5.74468 per share (fair value). Options for approximately 84,270 shares of Class B common stock granted to the chief financial officer vested immediately (May 1, 2000). Options for approximately 210,674 shares of Class B common stock granted to the chief financial officer vest ratably on a daily basis over the period May 1, 2000 through December 31, 2002. Options for approximately 95,506 shares of Class B common stock granted to other employees vest ratably on a daily basis over a three year period commencing upon the date of the grant. The remaining options to acquire 126,404 shares of Class B common stock granted to the chief financial officer vest at the end of a five year period. Such options contain accelerated vesting provisions over a three year period based upon the achievement of certain annual performance goals. The aforementioned options for 421,348 shares of Class B common stock granted to the chief financial officer vest and become exercisable upon an approved sale which provides for a specified rate of return as provided for in the agreement.

   In 2001, the Company granted (to a certain officer) options to acquire 111,953 shares of Class B common stock at a purchase price of $7 per share (fair value) which vest at the end of a five year period. Such options contain accelerated vesting provisions over a three year period based on the achievement of certain annual performance goals.

   In September 2000, the Company amended stock option agreements for 1,264,045 shares of Class B common stock with three of its officers to provide for the immediate vesting of 20% of these options upon a Merger, as defined. One hundred percent of these options are immediately vested in the event the officers' employment is terminated without cause within 12 months of such a Merger. Such modification under certain circumstances will result in future compensation charges to the Company and such amounts could be material.

  Management Stock Purchase Agreements

   In connection with Management Bonus Stock Purchase Agreements dated December 20, 1999, certain Company management acquired in the aggregate 29,012 shares of Class B common stock at $5.74468 per share (fair value). Under these agreements, the Company has the right to repurchase the shares from management and management has the right to put the shares to the Company, and in each case at the lower of cost or the fair value, subject to certain conditions as defined in the agreements. Accordingly, the shares issued have been classified as redeemable common stock in the accompanying consolidated balance sheets (see
Note 11). In December 1999,

                      IWO HOLDINGS, INC. AND SUBSIDIARIES
the Company issued to the General Counsel/stockholder 24,990 shares of Class B common stock at a purchase price of $5.74468 per share (fair value). Also, in connection with a Management Stock Purchase Agreement dated January 2000, the former chief financial officer of the Company acquired 24,990 shares of Class B common stock at $5.74468 per share (fair value) from a stockholder. As of December 31, 2001, all shares were repurchased by the Company and are included in treasury stock.

  Stock Option Plans

   The former President entered into an employment agreement with Corp dated May 1999, whereby Corp granted the former President an option to acquire a 5% equity ownership in Corp at purchase prices equal to or in excess of fair value at date of grant (as determined by the Board of Directors). The option agreement contained an acceleration clause, whereby all options vest upon a change in ownership control as defined in the agreement.

   On December 20, 1999, a change in ownership control occurred resulting in all options vesting immediately. In connection with the change in ownership, vested options to acquire 337,079 and 505,620 shares of IWO Holdings, Inc. Class B common stock at exercise prices of $1.45070 per share, and $5.74468 per share (fair value) respectively, were granted to the former President in exchange for the former President's option to acquire a 5% equity ownership in Corp. IWO Holdings, Inc. also granted to the former President unvested options to acquire 842,695 shares of IWO Holdings, Inc. Class B common stock at an exercise price of $5.74468 per share (fair value). Such unvested options vest ratably on a daily basis over three years. On December 20, 1999, Corp. recognized $1,450,000 of compensation expense with a corresponding credit to additional paid-in capital for the difference between the option exercise price ($1.45070) and the fair value of its stock on December 20, 1999 ($5.74468).

   In connection with the resignation of the former President (see Note 18), IWO accelerated the vesting on all unvested options. The intrinsic value of these options which approximated $747,000 was charged to operations in 2000. IWO has also repurchased 14,506 shares of class B common stock held by the former President for a total purchase price of $83,333. The former President retained vested options to purchase 337,079 shares of class B common stock at an exercise price of $1.45070 per share and 1,348,315 shares at an exercise price of $5.74468 per share. The former President's retained options are exercisable until November 7, 2005, or if IWO's initial public offering occurs within five years of the date of his separation agreement, the later of November 7, 2005 or two years after the closing of the initial public offering. The former President's warrants for 74,400 shares of Class B common stock terminated upon his resignation.

   On August 12, 1999, the Chairman of the Board was granted by Corp a vested option to acquire a 1% equity interest in Corp at $489,000. On December 20, 1999, the Chairman of the Board exchanged his right to acquire 1% equity interest in Corp. for vested options to acquire 337,079 shares of IWO Holdings, Inc. Class B common stock at an exercise price $1.45070 per share. Corp recognized $1,450,000 of compensation expense with a corresponding credit to additional paid-in capital for the difference between the option exercise price ($1.45070) and the fair value of its stock on December 20, 1999 ($5.74468).

   All options are exercisable over a ten-year period unless otherwise indicated.

  Warrant Programs

   The Founders, certain officers and the General Counsel/stockholder of the Company have been granted warrants to purchase 828,000, 297,600 and 74,400 shares of Class B common stock, respectively, at a purchase price of $5.74468 per share. The warrants shall vest and become exercisable in full upon the earliest to occur of the following: an approved sale of the Company or an initial public offering, either of which results in a specified annual rate of return to the Class A common stock, Class C common stock and Class D common stock stockholders, as defined in the agreements. A measurement date is established for the warrants at the time the

                      IWO HOLDINGS, INC. AND SUBSIDIARIES
aforementioned events become probable (as defined in SFAS No. 5). For the warrants granted to certain officers, IWO at the measurement date will record a charge to operations (under APB No. 25 intrinsic value method) for the difference between the fair value of its stock and the exercise price of the warrants. For the warrants granted to the General Counsel/stockholder, IWO at the measurement date will record a charge to operations (under SFAS No. 123 fair value method) for the fair value of the warrant.

   Stock options and warrants outstanding were as follows:

                                  Outstanding Options      Warrants
                                  ------------------- -------------------
                                             Weighted            Weighted
                                             Average             Average
                                  Number of  Exercise Number of  Exercise
                                   Shares     Price    Shares     Price
                                  ---------  -------- ---------  --------
       Balance, January 1, 1999..        --    $--           --    $ --
       Granted................... 3,707,300      5    1,200,000       6
       Forfeited.................        --     --           --      --
       Exercised.................        --     --           --      --
                                  ---------           ---------
       Balance, December 31, 1999 3,707,300      5    1,200,000       6
       Granted...................   616,855      6       74,400       6
       Forfeited.................  (300,270)     6     (148,800)      6
       Exercised.................   (98,930)     3           --      --
                                  ---------           ---------
       Balance, December 31, 2000 3,924,955      5    1,125,600       6
       Granted...................   839,895      7    2,000,040       7
       Forfeited.................  (396,443)     6     (148,800)      6
       Exercised.................  (258,940)     2           --      --
                                  ---------           ---------
       Balance, December 31, 2001 4,109,467    $ 6    2,976,840    $  6
                                  =========           =========

   For various price ranges, weighted average characteristics of outstanding options at December 31, 2001 were as follows:

                       Options Outstanding           Options Exercisable
               ----------------------------------- -----------------------
                               Weighted-
                   Number       Average   Weighted     Number     Weighted
               Outstanding At  Remaining  Average  Exercisable At Average
      Exercise  December 31,  Contractual Exercise  December 31,  Exercise
       Price        2001         Life      Price        2001       Price
       -----   -------------- ----------- -------- -------------- --------
        $1....     351,685     6.5 years     $1        351,685       $1
        $6-7..   3,757,782       7 years     $6      2,879,507       $6
                 ---------                           ---------
                 4,109,467                           3,231,192
                 =========                           =========

   For various price ranges, weighted average characteristics of outstanding options at December 31, 2000 were as follows:

                       Options Outstanding           Options Exercisable
               ----------------------------------- -----------------------
                               Weighted-
                   Number       Average   Weighted     Number     Weighted
               Outstanding At  Remaining  Average  Exercisable At Average
      Exercise  December 31,  Contractual Exercise  December 31,  Exercise
       Price        2000         Life      Price        2000       Price
       -----   -------------- ----------- -------- -------------- --------
         $1...     605,225     7.5 years     $1        605,225       $1
         $6...   3,319,730       8 years     $6      2,463,661       $6
                 ---------                           ---------
                 3,924,955                           3,068,886
                 =========                           =========

                      IWO HOLDINGS, INC. AND SUBSIDIARIES

   The Company follows APB Opinion No. 25, Accounting for Stock Issued to Employees, to account for stock option plans. Had compensation cost for these plans been determined based on the minimum value method at the grant dates for awards as prescribed by SFAS No. 123, Accounting for Stock-Based Compensation, pro forma net loss and loss per share would have been (in thousands except share data):

                                           For the Year For the Year For the Year
                                              Ended        Ended        Ended
                                           December 31, December 31, December 31,
                                               1999         2000         2001
                                           ------------ ------------ ------------
Pro forma net loss........................   $(17,588)    $(50,548)    $(77,419)
Pro forma basic and diluted loss per share   $  (2.48)    $  (1.64)    $  (2.06)

   The weighted average fair value of options granted under the plans during fiscal years 1999, 2000 and 2001 was $1.27, $1.56 and $1.39, respectively. The assumptions used for the minimum value calculation are as follows:

                                            1999    2000    2001
                                           ------- ------- -------
             Risk-free interest rate......  6.28%   6.53%   4.52%
             Expected term................ 5 years 5 years 5 years
             Company's expected volatility   0%      0%      0%
             Dividend yield...............  None    None    None

16.  Related Party Transactions

   The Company received financial advisory and investment banking services from several stockholders related to the Company's equity and debt financing and acquisition of Sprint PCS assets. Total amounts incurred for these services were approximately $9,285,000, $3,638,000, $-0- and $-0-, for the periods January 1, 1999 through December 20, 1999 and December 20, 1999 through December 31, 1999, and for the years ended December 31, 2000 and 2001, respectively. For the period January 1, 1999 through December 20, 1999, the Company charged to operations $9,250,000 for financial advisory fees (of which $8,750,000 was to related parties for financial advisory fee not directly incurred in connection with the successful financing).

   On December 20, 1999, the Company and an affiliate of a stockholder entered into a five year advisory agreement whereby the Company will receive consulting services from the affiliate for a $5,000,000 fee. The $5,000,000 fee, which was prepaid on December 20, 1999 is included in prepaid management fee-related party and is being amortized over the term of the agreement. In addition, in 1999 the affiliate provided financial advisory services to the Company in connection with the Senior Credit Facility. Costs incurred related to the Senior Credit Facility and paid to the affiliate approximated $3,552,000, all of which are included in debt issuance costs.

   The Company utilizes the services of a law firm in which a partner of the law firm is a stockholder of IWO. On December 20, 1999, the Company entered into a three year professional services agreement with its outside General Counsel/stockholder, whereby the General Counsel/stockholder will provide legal services annually up to $400,000 and participate in the Company's stock option program (see Notes 15 and 18). Legal fees incurred under the professional services agreement/consulting agreement for the periods January 1, 1999 through December 20, 1999 and December 20, 1999 through December 31, 1999, and for the years ended December 31, 2000 and 2001, were approximately $1,101,000, $15,000, $1,243,000 and $896,000, respectively. Legal fees included in accounts payable-related parties at December 2000 and 2001, were approximately $213,000 and $115,000, respectively. Legal fees included in accrued expenses-related parties were $250,000 for December 31, 2000 and 2001.

                      IWO HOLDINGS, INC. AND SUBSIDIARIES

   The Company utilized two firms for marketing, information technology, and general management consulting, which are affiliated with its Chairman of the Board. Fees incurred in the periods January 1, 1999 through December 20, 1999 and December 20, 1999 through December 31, 1999 and for the years ended December 31, 2000 and 2001, approximated $369,000, $51,000, $165,000 and $-0-, respectively.

17.  Fair Value of Financial Instruments

   Fair value estimates, assumptions, and methods used to estimate the fair value of the Company's financial instruments are made in accordance with the requirements of SFAS No. 107, "Disclosure about Fair Value of Financial Instruments". The Company has used available information to derive its estimates. However, because these estimates are made as of a specific point in time, they are not necessarily indicative of amounts the Company could realize currently. The use of different assumptions or estimating methods may have a material effect on the estimated fair value amounts. The fair value of financial instruments is as follows (in thousands):

                                               December 31, December 31,
                                                   2000         2001
                                               ------------ ------------
       Cash and cash equivalents..............   $36,313      $  3,394
       Accounts receivable....................     4,218        10,001
       Accounts payable.......................     6,388        16,149
       Accounts payable--related parties......       213           115
       Due to Sprint PCS......................     7,711         9,163
       Accrued expenses.......................    12,432        29,163
       Accrued expenses--related parties......       463           724
       Unearned revenue.......................     1,652         4,413
       Term loan and revolving credit facility    80,000       145,000
       Senior Notes...........................        --       172,800

   The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accounts payable--related parties, due to Sprint PCS, accrued expenses, accrued expenses--related parties and unearned revenue are a reasonable estimate of their fair value due to the short-term nature of the instruments. The carrying value of the term loan and revolving credit facility are at fair value since they are variable rate debt, and the Senior Notes are valued based on actual trades made on January 3, 2002.

18.  Termination of Certain Agreements

  Separation Agreements

   IWO and a stockholder/former chief financial officer agreed to separate effective January 31, 2000. Under the separation agreement, the stockholder/former chief financial officer was paid $375,000 plus $75,000 for legal expenses and approximately $169,000 for the repurchase of 29,352 shares at the fair value of $5.74468 per share (fair value). Further, under the agreement the stockholder/former chief financial officer retained 154,461 vested stock options. Accordingly, the Company charged operations in the amount of $450,000 for the year ended December 31, 2000. The stockholder/former chief financial officer's warrants for 74,400 shares of Class B common stock terminated upon his resignation (see Note 15).

   In November 2000, IWO's former President resigned from his position. IWO has engaged the former President as a consultant for the period November 2000 through April 30, 2001 at a fee aggregating $110,000. IWO will also pay the former president severance approximating $800,000. For the years ended December 31, 2000 and 2001, $820,000 and $60,000, respectively, was charged to operations.

                      IWO HOLDINGS, INC. AND SUBSIDIARIES

   In April 2001, IWO and its former chief operating officer entered into a Separation Agreement pursuant to which the former chief operating officer's employment was terminated. Under the Separation Agreement, the former chief operating officer was paid approximately $306,000 for severance and approximately $173,000 for the repurchase, at their original cost, of 30,077 shares of Class B common stock. Further, under the agreement, the former chief operating officer shall retain vested stock options at an exercise price per share of $5.74468, for a total of 299,515 shares of Class B common stock earned through the effective date of employment termination. The former chief operating officer's warrants for 74,400 shares of Class B common stock terminated upon his resignation. In addition, the former chief operating officer repaid approximately $193,000 of principal that was then outstanding under recourse promissory note agreements. IWO also forgave $19,967 of accrued interest on the promissory note agreements.

   In October 2001, IWO and its former chief technology officer entered into a Separation Agreement pursuant to which the former chief technology officer's employment was terminated. Under the Separation Agreement, the former chief technology officer was paid approximately $209,000 for severance and approximately $173,000 for the repurchase, at their original cost, of 30,077 shares of Class B common stock. Further, under the agreement, the former chief technology officer shall retain vested stock options at an exercise price per share of $5.74468, for a total of 252,973 shares of Class B common stock earned through the effective date of employment termination. The former chief technology officer's warrants for 74,400 shares of Class B common stock terminated upon his resignation. In addition, the former chief technology officer repaid approximately $169,000 of principal and accrued interest that was then outstanding under recourse promissory note agreements.

  Professional Services Agreement

   On September 17, 2000, the Company terminated the Professional Services Agreement with its General Counsel (see Note 16) and replaced it with a Consulting Agreement having a term of one year unless terminated earlier as a result of the culmination of an Approved Sale as defined in the agreement or a Designated Merger. The Consulting Agreement provides for monthly payments of $10,000 plus a bonus of up to $250,000, guaranteed upon the culmination of certain events as defined in the agreement. In addition, the law firm in which the former General Counsel is a partner was paid $25,000 per month as a retainer for outside legal services for the period of September 17, 2000 through December 31, 2000.

19.  Defined Contribution Plan

   Effective April 1, 2000, the Company established a 401(k) defined contribution plan (the Plan) in which all full time employees (as defined) are eligible to participate in the Plan. Under the Plan, participants may elect to withhold up to 15% of their annual compensation, subject to IRS limitation. The Company is required to make matching contributions based on a percentage of the participant's contributions. Participants vest in the Company matching contributions ratably over a four-year vesting period (25% per year). Contribution expense for the years ended December 31, 2000 and 2001 approximated $226,000 and $326,000, respectively.

20.  Sale of Units Consisting of Senior Notes and Warrants

   In February 2001, the Company issued 160,000 units consisting of $1,000 principal amount of 14% Senior Notes due January 15, 2011 and one warrant to purchase 12.50025 shares of class C common stock at an exercise price of $7.00 per share. Interest is payable semiannually on January 15 and July 15 of each year. The gross proceeds from the offering which were $160,000,000, have been allocated to the fair value of the Senior Notes ($152,042,000) and warrants ($7,958,000). The Senior Notes discount is being amortized using the effective interest method over the term of the loan. Such amortization for the year ended December 31, 2001 approximated $365,000. A portion of the proceeds was used to purchase a portfolio of US Treasury obligations, which is expected to generate sufficient proceeds to make the first six scheduled interest payments on the notes. The notes are senior unsecured obligations equal in right of payment to all existing and future senior debt and senior in right of payment for all future subordinated debt. The Senior Notes are fully and unconditionally guaranteed by

                      IWO HOLDINGS, INC. AND SUBSIDIARIES

Corp. The warrants are exercisable on or after February 15, 2002 and will expire on January 15, 2011. The Company and its subsidiaries are restricted from declaring or paying any dividends prior to January 1, 2004.

   Holders of the Senior Notes have the right to require IWO to acquire all or part of the notes at a premium (101% of the aggregate principal amount of the notes to be repurchased plus accrued interest and liquidated damages, if any) upon the occurrence of events constituting a change in control. However, a change in control will not occur as a result of a merger or consolidation with or the sale of substantially all of the assets to a Sprint PCS affiliate.

   The warrant registration rights agreement contains certain provisions including the requirement for the Company to keep the warrant registration statement continuously effective until the date on which all of the warrants and warrant shares are not transfer restricted. Upon a warrant registration default, the liquidated damages required to be paid to each holder of a transfer restricted warrant will be in an amount equal to $0.03 per week per warrant for each week or portion of a week that the warrant registration default continues for the first 90-day period immediately following the warrant registration default. This amount will increase by an additional $0.02 per week per warrant with respect to each subsequent 90-day period, up to a maximum amount equal to $0.07 per week per warrant. The provision for liquidated damages will continue until the warrant registration default has been cured. The Company will not be required to pay liquidated damages for more than one warrant registration default at any given time.

   Liquidated damages accrued as of January 15 or July 15 of each year will be payable on that date. All accrued liquidated damages shall be paid by the Company to warrant holders entitled to liquidated damages in accordance with the warrant agreement. No warrant registration defaults have occurred to date.

21.  Merger

   On December 19, 2001, the Company entered into a definitive agreement and plan of merger with US Unwired Inc., a Sprint PCS affiliate, under which US Unwired and the Company will combine in a tax-free stock for stock merger. At the effective time of the merger, each issued and outstanding share of the Company's outstanding common stock will be converted into the right to receive approximately 1.0371 shares of US Unwired common stock, referred to as the exchange ratio. All shares of the Company's Class A, Class B, Class C, Class D and Class E common stock will be converted into the Company's common stock immediately prior to the effective time of the merger. At the effective time of the merger, US Unwired will assume each unexpired and unexercised option to purchase shares of the Company's common stock and each unexpired and unexercised warrant issued as part of the Company's units to purchase shares of the Company's common stock and convert it into an option or warrant to purchase a number of shares of US Unwired common stock equal to the number of shares of the Company's common stock subject to the assumed option or warrant multiplied by the exchange ratio. The options will remain subject to the terms and conditions of the IWO Holdings, Inc. Stock Incentive Plan and any agreements between IWO and the optionee. The warrants will remain subject to the terms and conditions set forth in the warrant agreement for the warrants. At the effective time of the merger, US Unwired will exchange half of each unexpired and unexercised warrant issued to founders and management of the Company (except for warrants issued to the Company's Chief Executive Officer) for a new warrant to purchase a number of shares of US Unwired common stock equal to the number of shares of the Company's common stock subject to the exchanged warrant multiplied by the exchange ratio, and the other remaining half of each warrant will be cancelled. At the effective time of the merger, US Unwired will exchange each unexpired and unexercised warrant issued to the Company's Chief Executive Officer for a new warrant to purchase a number of shares of US Unwired common stock equal to the number of shares of the Company's common stock subject to the exchanged warrant multiplied by the exchange ratio. The new warrants issued to founders and management of the Company will remain subject to the terms and conditions set forth in the certificates representing the exchanged warrants except that they will become exercisable in full at the effective time of the merger. The new warrants issued to the Company's Chief Executive Officer will remain subject to the terms and conditions set forth in the certificates representing the exchanged warrants except that they will become exercisable in full on

                      IWO HOLDINGS, INC. AND SUBSIDIARIES

December 31, 2003. The exercise price per share of US Unwired common stock issuable under each converted option, converted warrant or exchanged warrant will be equal to the per share exercise price of the Company option or warrant divided by the exchange ratio. Certain of the aforementioned warrant exchanges may result in a new measurement date and at such time IWO would record a compensation charge for the difference between the exercise price of the warrants and fair value. The total number of fully diluted shares of US Unwired common stock to be issued by US Unwired in connection with the merger will be approximately 45.9 million. The transaction is subject to customary regulatory review, and approvals by the stockholders of US Unwired and the Company, both companies' senior secured lenders, and Sprint PCS. The merger agreement will terminate if the merger is not consummated on or before June 18, 2002, but this date may be extended to September 17, 2002 if the FCC does not grant US Unwired's request to permit increased foreign ownership. The Company must pay US Unwired a termination fee of $7,000,000 if the merger has not occurred before June 18, 2002 and as of that date holders of at least 6% of the Company's common stock have exercised and not withdrawn their appraisal rights.

22.  Subsequent Event

   In February 2002, the Company's Senior Credit Facility was amended in connection with the merger with US Unwired. The occurrence of a Change of Control, as defined in the Senior Credit Facility, constitutes an event of default under the Senior Credit Facility. The amendment consisted of a modification to the Change of Control definition. The amendment will become effective upon completion of the merger.

   In March 2002, the Company amended the Management Agreement with Sprint PCS (see Notes 3 and 14). The amendment modified the Company's agreed-upon minimum network build-out plan which includes specific coverage and deployment schedules for the network planned within the Company's service area.

23.  Selected Quarterly Financial Data (Unaudited)

                                      First    Second     Third    Fourth
                                     Quarter   Quarter   Quarter   Quarter
    -                                --------  --------  --------  --------

    2001
    Net revenues.................... $ 20,093  $ 24,613  $ 32,245  $ 33,194
    Operating loss..................  (10,084)  (11,154)  (12,264)  (21,463)
    Net loss........................  (14,719)  (16,708)  (18,086)  (27,428)
    Basic and diluted loss per share $  (0.39) $  (0.45) $  (0.48) $  (0.73)

    2000
    Net revenues.................... $ 10,011  $ 12,405  $ 17,387  $ 19,033
    Operating loss..................   (8,203)   (7,912)   (9,983)  (15,950)
    Net loss........................   (8,823)  (10,213)  (12,872)  (18,172)
    Basic and diluted loss per share $  (0.29) $  (0.34) $  (0.42) $  (0.58)

24.  Condensed Consolidating Financial Information

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

                      IWO HOLDINGS, INC. AND SUBSIDIARIES

   The information which follows presents the condensed consolidating financial position as of December 31, 2000 and 2001 and the condensed consolidating results of operations and cash flows for the period December 20, 1999 through December 31, 1999 and for the years ended December 31, 2000 and 2001 of (a) the Parent Company, IWO Holdings, Inc., (b) the "Guarantor", Independent Wireless One Corporation, (c) the "Non-Guarantor", Independent Wireless One Leased Realty Corporation; and includes eliminating entries and the Company on a consolidated basis.

                      IWO HOLDINGS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATING BALANCE SHEET

                            As of December 31, 2000
                       (In thousands except share data)

                                                                         Independent
                                                          Independent   Wireless One
                                                IWO       Wireless One  Leased Realty
                                           Holdings, Inc. Corporation    Corporation
                                              (Parent)    (Guarantor)  (Non Guarantor) Eliminations Consolidated
                                           -------------- ------------ --------------- ------------ ------------
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
                                              ========      ========       ======       =========     ========

                      IWO HOLDINGS, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATING BALANCE SHEET--(Continued)

                            As of December 31, 2000
                       (In thousands except share data)

                                                                           Independent
                                                            Independent   Wireless One
                                                  IWO       Wireless One  Leased Realty
                                             Holdings, Inc. Corporation    Corporation
                                                (Parent)    (Guarantor)  (Non Guarantor) Eliminations Consolidated
                                             -------------- ------------ --------------- ------------ ------------
   LIABILITIES AND STOCKHOLDERS' EQUITY
   ------------------------------------
Current liabilities:
   Accounts payable.........................     $  --        $  6,388       $   --        $    --      $  6,388
   Accounts payable--related parties........        --             213           --             --           213
   Intercompany payable.....................       252             622          654         (1,528)           --
   Due to Sprint............................        --           7,711           --             --         7,711
   Accrued expenses.........................        --          12,082          350             --        12,432
   Accrued expenses--related parties........        --             463           --             --           463
   Unearned revenue.........................        --           1,652           --             --         1,652
                                                 -----        --------       ------        -------      --------
       Total current liabilities............       252          29,131        1,004         (1,528)       28,859
Term loan...................................        --          80,000           --             --        80,000
                                                 -----        --------       ------        -------      --------
       Total liabilities....................       252         109,131        1,004         (1,528)      108,859
                                                 -----        --------       ------        -------      --------
Redeemable common stock.....................       346              --           --             --           346
                                                 -----        --------       ------        -------      --------
Commitments and contingencies
Stockholders' equity:
   Preferred stock (nonvoting)--$.01 par
     value, 500,000 shares authorized, none
     issued and outstanding.................        --              --           --             --            --
   Common stock, Class A (nonvoting)--
     $.01 par value, 15,000,000 shares
     authorized, issued and outstanding.....       150              --           --             --           150
   Common stock, Class B (voting)-- $.01
     par value, 18,750,000 shares
     authorized, and 13,274,171 shares
     issued.................................       133              --           --             --           133

                      IWO HOLDINGS, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATING BALANCE SHEET--(Continued)

                            As of December 31, 2000
                       (In thousands except share data)

                                                                     Independent
                                                      Independent   Wireless One
                                            IWO       Wireless One  Leased Realty
                                       Holdings, Inc. Corporation    Corporation
                                          (Parent)    (Guarantor)  (Non Guarantor) Eliminations Consolidated
                                       -------------- ------------ --------------- ------------ ------------
   Common stock, Class C
     (nonvoting)--$.01 par value
     18,750,000 shares authorized,
     3,432,365 shares and 3,555,630
     shares issued and outstanding at
     December 31, 1999 and 2000,
     respectively.....................          35            --           --              --           35
   Common stock, Class D (voting)--
     $.01 par value 60,000 shares
     authorized, issued and
     outstanding......................           1            --           --              --            1
   Common stock, Class E
     (nonvoting)--$.01 par value
     5,545,000 shares authorized,
     5,543,655 shares issued and
     outstanding at December 31,
     2000.............................          55            --           --              --           55
   Common stock, (voting)--$.01 par
     value 58,105,000 shares
     authorized, none issued and
     outstanding......................          --            --           --              --           --
Capital stock.........................          --         2,750           --          (2,750)          --
Additional paid-in capital............     187,302       172,969           --        (185,000)     175,271
Deficit accumulated during
  developmental stage.................      (1,076)       (1,076)          --           1,076       (1,076)
Retained deficit......................     (50,080)      (50,080)          --          50,080      (50,080)
                                          --------      --------       ------       ---------     --------
                                           136,520       124,563           --        (136,594)     124,489
Treasury stock........................        (252)           --           --              --         (252)
Promissory notes receivable...........          --          (743)          --              --         (743)
                                          --------      --------       ------       ---------     --------
       Total stockholders' equity.....     136,268       123,820           --        (136,594)     123,494
                                          --------      --------       ------       ---------     --------
       Total liabilities and
         stockholders' equity.........    $136,866      $232,951       $1,004       $(138,122)    $232,699
                                          ========      ========       ======       =========     ========

                      IWO HOLDINGS, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATING BALANCE SHEET--(Continued)

                            As of December 31, 2001
                       (In thousands except share data)

                                                                      Independent
                                                         Independent Wireless One
                                                  IWO     Wireless   Leased Realty
                                               Holdings,     One      Corporation
                                                 Inc.    Corporation     (Non
                                               (Parent)  (Guarantor)  Guarantor)   Eliminations Consolidated
                                               --------- ----------- ------------- ------------ ------------
                    ASSETS
Current assets:
   Cash and cash equivalents.................. $     --   $  3,394      $   --      $      --     $  3,394
   Accounts receivable net of allowances of
     $615.....................................       --     10,001          --             --       10,001
   Short-term investments at amortized
     cost--held to maturity...................       --     56,519          --             --       56,519
   Intercompany receivable....................  156,464     55,979          24       (212,467)          --
   Inventory..................................       --      4,375          --             --        4,375
   Prepaid expenses...........................       --      1,072       1,662             --        2,734
   Other current assets.......................       --      3,056          --             --        3,056
   Prepaid management fee--related party......       --      1,000          --             --        1,000
   Restricted cash and US Treasury
     obligation at amortized cost--held to
     maturity.................................   33,858         --          --             --       33,858
                                               --------   --------      ------      ---------     --------
       Total current assets...................  190,322    135,396       1,686       (212,467)     114,937
Restricted cash...............................       --      8,000          --             --        8,000
Restricted cash and US Treasury obligations at
  amortized cost--held to maturity............   19,861         --          --             --       19,861
Investment securities at amortized cost--held
  to maturity.................................       --     17,161          --             --       17,161
Investment in subsidiary......................   74,492         --          --        (74,492)          --
Prepaid management fee--related party.........       --      1,970          --             --        1,970
Property and equipment, net...................       --    139,203          --             --      139,203
Construction in progress......................       --     37,023          --             --       37,023
Deferred costs, net...........................       --     19,300          --             --       19,300
Intangible assets, net........................       --     52,702          --             --       52,702
Other.........................................       --      2,770          --             --        2,770
                                               --------   --------      ------      ---------     --------
       Total assets........................... $284,675   $413,525      $1,686      $(286,959)    $412,927
                                               ========   ========      ======      =========     ========

                      IWO HOLDINGS, INC. AND SUBSIDIARIES

                            As of December 31, 2001
                       (In thousands except share data)

                                                                         Independent
                                                          Independent   Wireless One
                                                IWO       Wireless One  Leased Realty
                                           Holdings, Inc. Corporation    Corporation
                                              (Parent)    (Guarantor)  (Non Guarantor) Eliminations Consolidated
                                           -------------- ------------ --------------- ------------ ------------

  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable.......................    $     --      $ 16,149       $   --       $      --     $ 16,149
   Accounts payable--related parties......          --           115           --              --          115
   Intercompany payable...................      54,317       156,488        1,662        (212,467)          --
   Due to Sprint..........................          --         9,163           --              --        9,163
   Accrued expenses.......................      10,267        18,872           24              --       29,163
   Accrued expenses--related parties......          --           724           --              --          724
   Unearned revenue.......................          --         4,413           --              --        4,413
                                              --------      --------       ------       ---------     --------
       Total current liabilities..........      64,584       205,924        1,686        (212,467)      59,727
Term loan and revolving credit facility...          --       145,000           --              --      145,000
Senior notes..............................     152,407            --           --              --      152,407
                                              --------      --------       ------       ---------     --------
       Total liabilities..................     216,991       350,924        1,686        (212,467)     357,134
                                              --------      --------       ------       ---------     --------
Commitments and contingencies
Stockholders' equity:
   Preferred stock (nonvoting)--$.01 par
     value, 500,000 shares authorized,
     none issued and outstanding..........          --            --           --              --           --
   Common stock, Class A (nonvoting)--
     $.01 par value, 15,000,000 shares
     authorized, issued and outstanding...         150            --           --              --          150
   Common stock, Class B (voting)--$.01
     par value, 18,750,000 shares
     authorized and 13,533,111 shares
     issued...............................         136            --           --              --          136
   Common stock, Class C (nonvoting)--
     $.01 par value, 18,750,000 shares
     authorized, 3,555,630 shares issued
     and outstanding......................          35            --           --              --           35
   Common stock, Class D (voting)--$.01
     par value, 60,000 shares authorized,
     issued and outstanding...............           1            --           --              --            1

                      IWO HOLDINGS, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATING BALANCE SHEET--(Continued)

                            As of December 31, 2001
                       (In thousands except share data)

                                                                              Independent
                                                               Independent   Wireless One
                                                     IWO       Wireless One  Leased Realty
                                                Holdings, Inc. Corporation    Corporation
                                                   (Parent)    (Guarantor)  (Non Guarantor) Eliminations Consolidated
                                                -------------- ------------ --------------- ------------ ------------
   Common stock, Class E (nonvoting)--
     $.01 par value, 5,545,000 shares
     authorized, 5,543,654 shares issued
     and outstanding...........................          55            --           --              --           55
   Common stock (voting)--$.01 par
     value, 58,105,000 shares authorized,
     none issued and outstanding...............          --            --           --              --           --
Capital stock..................................          --         2,750           --          (2,750)          --
Additional paid-in capital.....................     196,002       173,303           --        (185,000)     184,305
Deficit accumulated during developmental
  stage........................................      (1,076)       (1,076)          --           1,076       (1,076)
Retained deficit...............................    (127,021)     (112,182)          --         112,182     (127,021)
                                                  ---------     ---------       ------       ---------    ---------
                                                     68,282        62,795           --         (74,492)      56,585
Treasury stock at cost (104,012 Class B
  Shares)......................................        (598)           --           --              --         (598)
Promissory notes receivable....................          --          (194)          --              --         (194)
                                                  ---------     ---------       ------       ---------    ---------
       Total stockholders' equity..............      67,684        62,601           --         (74,492)      55,793
                                                  ---------     ---------       ------       ---------    ---------
       Total liabilities and stockholders'
         equity................................   $ 284,675     $ 413,525       $1,686       $(286,959)   $ 412,927
                                                  =========     =========       ======       =========    =========

                      IWO HOLDINGS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

          For the period December 20, 1999 through December 31, 1999
                                (In thousands)

                                                               Independent
                                                     IWO       Wireless One
                                                Holdings, Inc. Corporation
                                                   (Parent)    (Guarantor)  Eliminations Consolidated
                                                -------------- ------------ ------------ ------------
Net revenues...................................    $    --       $    --       $   --      $    --
                                                   -------       -------       ------      -------
Operating expenses:
   Selling and marketing.......................         --             5           --            5
   General and administrative:
       Other general and administrative........         --           839           --          839
                                                   -------       -------       ------      -------
          Total operating expenses.............         --           844           --          844
                                                   -------       -------       ------      -------
Operating loss.................................         --          (844)          --         (844)
   Interest income.............................         --           171           --          171
   Amortization of debt issuance costs.........         --           (84)          --          (84)
   Other debt financing fees...................         --          (319)          --         (319)
   Equity in losses of wholly-owned subsidiary.     (1,076)           --        1,076           --
                                                   -------       -------       ------      -------
       Net loss................................    $(1,076)      $(1,076)      $1,076      $(1,076)
                                                   =======       =======       ======      =======

                      IWO HOLDINGS, INC. AND SUBSIDIARIES

                     For the year ended December 31, 2000
                                (In thousands)

                                                                           Independent
                                                            Independent   Wireless One
                                                  IWO       Wireless One  Leased Realty
                                             Holdings, Inc. Corporation    Corporation
                                                (Parent)    (Guarantor)  (Non Guarantor) Eliminations Consolidated
                                             -------------- ------------ --------------- ------------ ------------
Net revenues................................    $     --      $ 58,836       $3,115        $(3,115)     $ 58,836
                                                --------      --------       ------        -------      --------
Operating expenses:
   Costs of services and equipment
     (exclusive of depreciation and
     amortization shown below)..............          --        46,541        2,277             --        48,818
   Selling and marketing....................          --        19,093          404             --        19,497
   General and administrative:
       Noncash stock-based compensation.....          --         1,817           --             --         1,817
       Related parties......................          --         2,193           --             --         2,193
       Other general and administrative.....          --        15,587          434             --        16,021
   Depreciation and amortization............          --        12,538           --             --        12,538
   Intercompany expenses....................          --         3,115           --         (3,115)           --
                                                --------      --------       ------        -------      --------
          Total operating expenses..........          --       100,884        3,115         (3,115)      100,884
                                                --------      --------       ------        -------      --------
Operating loss..............................          --       (42,048)          --             --       (42,048)
   Interest income..........................          --         2,032           --             --         2,032
   Interest expense.........................          --        (2,918)          --             --        (2,918)
   Interest expense--related parties........          --          (614)          --             --          (614)
   Amortization of debt issuance costs......          --        (2,843)          --             --        (2,843)
   Other debt financing fees................          --        (3,689)          --             --        (3,689)
   Equity in losses of wholly-owned
     subsidiaries...........................     (50,080)           --           --         50,080            --
                                                --------      --------       ------        -------      --------
          Net loss..........................    $(50,080)     $(50,080)      $   --        $50,080      $(50,080)
                                                ========      ========       ======        =======      ========

                      IWO HOLDINGS, INC. AND SUBSIDIARIES

         CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS--(Continued)

                     For the year ended December 31, 2001
                                (In thousands)

                                                                           Independent
                                                            Independent   Wireless One
                                                  IWO       Wireless One  Leased Realty
                                             Holdings, Inc. Corporation    Corporation
                                                (Parent)    (Guarantor)  (Non Guarantor) Eliminations Consolidated
                                             -------------- ------------ --------------- ------------ ------------
Net revenues................................    $     --      $110,145       $8,611        $(8,611)     $110,145
                                                --------      --------       ------        -------      --------
Operating expenses:
   Costs of services and equipment
     (exclusive of depreciation and
     amortization shown below)..............          --        82,124        6,800             --        88,924
   Selling and marketing....................          --        30,454        1,295             --        31,749
   General and administrative:
       Noncash stock-based
         compensation.......................          --           334           --             --           334
       Related parties......................          --         2,146           --             --         2,146
       Other general and administrative.....          --        22,339          516             --        22,855
   Depreciation and amortization............          --        19,102           --             --        19,102
   Intercompany expenses....................          --         8,611           --         (8,611)           --
                                                --------      --------       ------        -------      --------
          Total operating expenses..........          --       165,110        8,611         (8,611)      165,110
                                                --------      --------       ------        -------      --------
Operating loss..............................          --       (54,965)          --             --       (54,965)
   Interest income..........................       2,409         5,185           --             --         7,594
   Interest expense.........................     (17,248)       (5,715)          --             --       (22,963)
   Interest expense--related parties........          --        (1,515)          --             --        (1,515)
   Amortization of debt issuance and
     offering costs.........................          --        (3,323)          --             --        (3,323)
   Other debt financing fees................          --        (1,769)          --             --        (1,769)
   Equity in losses of wholly-owned
     subsidiaries...........................     (62,102)           --           --         62,102            --
                                                --------      --------       ------        -------      --------
          Net loss..........................    $(76,941)     $(62,102)      $   --        $62,102      $(76,941)
                                                ========      ========       ======        =======      ========

                      IWO HOLDINGS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

          For the period December 20, 1999 through December 31, 1999
                                (In thousands)

                                                                          Independent
                                                                IWO       Wireless One
                                                           Holdings, Inc. Corporation
                                                              (Parent)    (Guarantor)  Eliminations Consolidated
                                                           -------------- ------------ ------------ ------------
Cash flows from operating activities:
   Net loss...............................................   $  (1,076)     $ (1,076)   $   1,076     $ (1,076)
   Adjustments to reconcile net loss to net cash (used
     in) provided by operating activities:
       Amortization of debt issuance costs................          --            84           --           84
       Equity in losses of wholly-owned subsidiary........       1,076            --       (1,076)          --
   Changes in operating assets and liabilities:
       Intercompany receivable............................    (135,000)           --      135,000           --
       Inventory..........................................          --          (295)          --         (295)
       Prepaid expenses...................................          --            16           --           16
       Other..............................................          --           (61)          --          (61)
       Prepaid management fee--related party..............          --        (4,970)          --       (4,970)
       Accounts payable...................................          --            67           --           67
       Accounts payable--related parties..................          --         4,008           --        4,008
       Intercompany payable...............................          --       135,000     (135,000)          --
       Accrued expenses...................................          --          (790)          --         (790)
       Accrued financial advisory fees....................          --        (9,250)          --       (9,250)
                                                             ---------      --------    ---------     --------
          Net cash (used in) provided by operating
            activities....................................    (135,000)      122,733           --      (12,267)
                                                             ---------      --------    ---------     --------
Cash flows from investing activities:
   Deferred acquisition costs.............................          --        (2,375)          --       (2,375)
   Purchase of property and equipment.....................          --          (288)          --         (288)
   Construction in progress...............................          --          (159)          --         (159)
                                                             ---------      --------    ---------     --------
          Net cash used in investing activities...........          --        (2,822)          --       (2,822)
                                                             ---------      --------    ---------     --------
Cash flows from financing activities:
   Gross proceeds received from equity investors..........     135,000            --           --      135,000
   Payment of debt........................................          --        (2,000)          --       (2,000)
   Payment of equity issuance costs.......................          --          (772)          --         (772)
   Payment of debt issuance costs.........................          --       (12,400)          --      (12,400)
                                                             ---------      --------    ---------     --------
          Net cash provided by (used in) financing
            activities....................................     135,000       (15,172)          --      119,828
                                                             ---------      --------    ---------     --------
Net increase in cash and cash equivalents.................          --       104,739           --      104,739
Cash and cash equivalents, beginning of period............          --            13           --           13
                                                             ---------      --------    ---------     --------
Cash and cash equivalents, end of period..................   $      --      $104,752    $      --     $104,752
                                                             =========      ========    =========     ========
Non-cash:
   Deferred costs included in accounts payable and
     accounts payable--related parties....................   $      --      $    977    $      --     $    977

                      IWO HOLDINGS, INC. AND SUBSIDIARIES

         CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS--(Continued)

                     For the year ended December 31, 2000
                                (In thousands)

                                                                         Independent
                                                          Independent   Wireless One
                                                IWO       Wireless One  Leased Realty
                                           Holdings, Inc. Corporation    Corporation
                                              (Parent)    (Guarantor)  (Non Guarantor) Eliminations Consolidated
                                           -------------- ------------ --------------- ------------ ------------
Cash flows from operating activities:
   Net loss...............................    $(50,080)     $(50,080)       $  --        $ 50,080     $(50,080)
   Adjustments to reconcile net loss to
     net cash used in operating
     activities:
       Allowances for doubtful
         accounts and sales returns.......          --           312           --              --          312
       Depreciation and amortization
         of property and equipment........          --         6,813           --              --        6,813
       Amortization of intangible
         assets...........................          --         5,725           --              --        5,725
       Amortization of debt issuance
         costs............................          --         2,843           --              --        2,843
       Noncash stock-based
         compensation.....................          --         1,817           --              --        1,817
       Equity in losses of wholly-
         owned subsidiaries...............      50,080            --           --         (50,080)          --
   Changes in operating assets and
     liabilities, net of acquired assets:
       Accounts receivable................          --        (2,279)          --              --       (2,279)
       Intercompany receivable............     (49,816)         (906)        (350)         51,072           --
       Inventory..........................          --        (2,252)          --              --       (2,252)
       Prepaid expenses...................          --          (155)        (654)             --         (809)
       Other..............................          --          (418)          --              --         (418)
       Prepaid management fee--
         related party....................          --         1,000           --              --        1,000
       Accounts payable...................          --           717           --              --          717
       Accounts payable--related
         parties..........................          --        (3,597)          --              --       (3,597)
       Intercompany payable...............         252        50,166          654         (51,072)          --
       Due to Sprint......................          --         7,711           --              --        7,711
       Accrued expenses...................          --        10,078          350              --       10,428
       Accrued expenses--related
         parties..........................          --           463           --              --          463
       Unearned revenue...................          --         1,652           --              --        1,652
                                              --------      --------        -----        --------     --------
          Net cash (used in)
            provided by operating
            activities....................     (49,564)       29,610           --              --      (19,954)
                                              --------      --------        -----        --------     --------

                      IWO HOLDINGS, INC. AND SUBSIDIARIES

                     For the year ended December 31, 2000
                       (In thousands except share data)

                                                                                  Independent
                                                                   Independent   Wireless One
                                                         IWO       Wireless One  Leased Realty
                                                    Holdings, Inc. Corporation    Corporation
                                                       (Parent)    (Guarantor)  (Non Guarantor) Eliminations Consolidated
                                                    -------------- ------------ --------------- ------------ ------------
Cash flows from investing activities:
    Deferred acquisition costs.....................         --           (740)         --             --           (740)
    Purchase of Sprint assets......................         --       (116,405)         --             --       (116,405)
    Restricted cash................................         --         (8,000)         --             --         (8,000)
    Purchase of property and equipment.............         --        (19,926)         --             --        (19,926)
    Construction in progress.......................         --        (27,749)         --             --        (27,749)
                                                       -------      ---------        ----           ----      ---------
       Net cash used in investing activities.......         --       (172,820)         --             --       (172,820)
                                                       -------      ---------        ----           ----      ---------
Cash flows from financing activities:
    Gross proceeds received from equity
     investors.....................................     49,544             --          --             --         49,544
    Stock option exercises.........................        272             --          --             --            272
    Proceeds received from issuance of debt........         --         85,000          --             --         85,000
    Payment of debt................................         --         (5,000)         --             --         (5,000)
    Payment for Company common stock...............       (252)            --          --             --           (252)
    Payment of offering costs......................         --         (2,234)         --             --         (2,234)
    Payment of equity issuance costs...............         --            (75)         --             --            (75)
    Payment of debt issuance costs.................         --         (2,920)         --             --         (2,920)
                                                       -------      ---------        ----           ----      ---------
       Net cash provided by financing
        activities.................................     49,564         74,771          --             --        124,335
                                                       -------      ---------        ----           ----      ---------
Net decrease in cash and cash equivalents..........         --        (68,439)         --             --        (68,439)
Cash and cash equivalents, beginning of period.....         --        104,752          --             --        104,752
                                                       -------      ---------        ----           ----      ---------
Cash and cash equivalents, end of period...........    $    --      $  36,313        $ --           $ --      $  36,313
                                                       =======      =========        ====           ====      =========

Non-cash:
    Property and equipment included in accounts
     payable.......................................    $    --      $     950        $ --           $ --      $     950
    Construction in progress included in
     accounts payable..............................         --          3,835          --             --          3,835
    Construction in progress included in accrued
     expenses......................................         --          1,521          --             --          1,521
    Issuance of common stock for promissory
     notes.........................................         --            456          --             --            456
Interest paid......................................         --          3,403          --             --          3,407

                      IWO HOLDINGS, INC. AND SUBSIDIARIES

                     For the year ended December 31, 2001
                                (In thousands)

                                                                             Independent
                                                              Independent   Wireless One
                                                    IWO       Wireless One  Leased Realty
                                               Holdings, Inc. Corporation    Corporation
                                                  (Parent)    (Guarantor)  (Non Guarantor) Eliminations Consolidated
                                               -------------- ------------ --------------- ------------ ------------
Cash flows from operating activities:
   Net loss...................................   $ (76,941)     $(62,102)      $    --      $  62,102     $(76,941)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Allowances for doubtful accounts
         and sales returns....................          --           303            --             --          303
       Depreciation and amortization of
         property and equipment...............          --        12,930            --             --       12,930
       Loss on disposal of property and
         equipment............................          --           105            --             --          105
       Amortization of intangible assets......          --         6,172            --             --        6,172
       Amortization of debt issuance and
         offering costs.......................          --         3,323            --             --        3,323
       Amortization of discount on senior
         notes................................         366            --            --             --          366
       Amortization of net premium on
         investment securities................          --           965            --             --          965
       Noncash stock-based
         compensation.........................          --           334            --             --          334
       Equity in losses of wholly-owned
         subsidiaries.........................      62,102            --            --        (62,102)          --
   Changes in operating assets and
     liabilities:
       Accounts receivable....................          --        (6,086)           --             --       (6,086)
       Intercompany receivable................    (156,192)      (55,073)          326        210,939           --
       Inventory..............................          --        (1,808)           --             --       (1,808)
       Prepaid expenses.......................          --          (654)       (1,008)            --       (1,662)
       Other..................................          --        (5,613)           --             --       (5,613)
       Prepaid management fee--related
         party................................          --         1,000            --             --        1,000
       Accounts payable.......................          --           894            --             --          894
       Accounts payable--related parties......          --           (98)           --             --          (98)
       Intercompany payable...................      54,064       155,867         1,008       (210,939)          --
       Due to Sprint..........................          --         1,452            --             --        1,452
       Accrued expenses.......................      10,267         6,761          (326)            --       16,702
       Accrued expenses--related parties......          --           261            --             --          261
       Unearned revenue.......................          --         2,761            --             --        2,761
                                                 ---------      --------       -------      ---------     --------
          Net cash (used in) provided
            by operating activities...........    (106,334)       61,694            --             --      (44,640)
                                                 ---------      --------       -------      ---------     --------

                      IWO HOLDINGS, INC. AND SUBSIDIARIES

         CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS--(Continued)

                     For the year ended December 31, 2001
                       (In thousands except share data)

                                                                            Independent
                                                             Independent   Wireless One
                                                   IWO       Wireless One  Leased Realty
                                              Holdings, Inc. Corporation    Corporation
                                                 (Parent)    (Guarantor)  (Non Guarantor) Eliminations Consolidated
                                              -------------- ------------ --------------- ------------ ------------
Cash flows from investing activities:
   Purchase of investment securities--held
     to maturity.............................          --      (105,328)          --            --       (105,328)
   Proceeds from maturities of investment
     securities..............................          --        30,684           --            --         30,684
   Restricted cash and U.S. Treasury
     obligations, at amortized cost--held to
     maturity................................     (53,719)           --           --            --        (53,719)
   Purchase of property and equipment........          --       (11,016)          --            --        (11,016)
   Construction in progress..................          --       (66,777)          --            --        (66,777)
                                                 --------     ---------        -----         -----      ---------
       Net cash used in investing
         activities..........................     (53,719)     (152,437)          --            --       (206,156)
                                                 --------     ---------        -----         -----      ---------
Cash flows from financing activities:
   Gross proceeds received from equity
     investors for payment of promissory
     notes...................................          --           549           --            --            549
   Stock option exercises....................         399            --           --            --            399
   Proceeds received from issuance of debt...          --        65,000           --            --         65,000
   Proceeds received from issuance of senior
     notes and warrants......................     160,000            --           --            --        160,000
   Payment for Company common stock..........        (346)           --           --            --           (346)
   Payment of offering costs.................          --        (7,725)          --            --         (7,725)
                                                 --------     ---------        -----         -----      ---------
       Net cash provided by financing
         activities..........................     160,053        57,824           --            --        217,877
                                                 --------     ---------        -----         -----      ---------
Net decrease in cash and cash equivalents....          --       (32,919)          --            --        (32,919)
Cash and cash equivalents, beginning of
  period.....................................          --        36,313           --            --         36,313
                                                 --------     ---------        -----         -----      ---------
Cash and cash equivalents, end of period.....    $     --     $   3,394        $  --         $  --      $   3,394
                                                 ========     =========        =====         =====      =========
Non-cash:
   Property and equipment included in
     accounts payable........................    $     --     $   7,477        $  --         $  --      $   7,477
   Property and equipment included in
     accrued expenses........................          --         1,550           --            --          1,550
   Construction in progress included in
     accounts payable........................          --         6,184           --            --          6,184
Interest paid................................          --        18,068           --            --         18,068

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Independent Wireless One Corporation

   We have audited the accompanying statement of assets sold of the Sprint Spectrum Albany, Syracuse and Manchester Markets (as described in Note 1), which are wholly owned by Independent Wireless One Corporation (IWO) since their acquisition in 2000 from Sprint Spectrum L.P., as of December 31, 1999 and the related statements of revenues and expenses for each of the two years in the period ended December 31, 1999. These statements are the responsibility of Sprint Spectrum L.P.'s management. Our responsibility is to express an opinion on these statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall statements' presentation. We believe that our audits provide a reasonable basis for our opinion.

   As described in Note 2, the accompanying statements have been included in the Annual Report on Form 10-K of IWO Holdings, Inc. for purposes of complying with the rules and regulations of the Securities and Exchange Commission in lieu of the full financial statements required by Rule 3-02(a) of Regulation S-X. The statements are not intended to be a complete presentation of the Sprint Spectrum Albany, Syracuse and Manchester Markets' financial position or results of their operations.

   In our opinion, the statements referred to above present fairly, in all material respects, the assets sold of the Sprint Spectrum Albany, Syracuse and Manchester Markets as of December 31, 1999, and the related revenues and expenses for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                          /S/  ERNST & YOUNG LLP

Kansas City, Missouri
May 2, 2000

            SPRINT SPECTRUM ALBANY, SYRACUSE AND MANCHESTER MARKETS (wholly owned by Independent Wireless One Corporation)

                           STATEMENT OF ASSETS SOLD

                                                                            December 31
                                                                               1999
                                                                            -----------
Assets:
   Accounts receivable, net of allowance for doubtful accounts of $292,106. $ 3,356,472
   Property, plant and equipment:
       Network equipment...................................................  85,110,717
       Other...............................................................     757,022
       Construction work in progress.......................................     204,275
                                                                            -----------
   Total property, plant and equipment.....................................  86,072,014
       Less: accumulated depreciation......................................  26,914,543
                                                                            -----------
   Net property, plant and equipment.......................................  59,157,471
   Prepaid lease expense...................................................     371,811
                                                                            -----------
Total assets sold.......................................................... $62,885,754
                                                                            ===========




                            See accompanying notes.

            SPRINT SPECTRUM ALBANY, SYRACUSE AND MANCHESTER MARKETS (wholly owned by Independent Wireless One Corporation)

                      STATEMENTS OF REVENUES AND EXPENSES

                                                   Year ended December 31
                                                   -----------------------
                                                      1998        1999
                                                   ----------- -----------
     Net revenues................................. $ 9,137,334 $23,401,059
     Operating expenses:
        Costs of services and equipment...........  12,200,739  20,203,145
        General and administrative................   7,360,750   8,975,967
        Selling and marketing.....................   3,724,401   5,869,705
        Depreciation and amortization.............   9,491,437  10,204,886
                                                   ----------- -----------
            Total operating expenses..............  32,777,327  45,253,703
                                                   ----------- -----------
     Operating expenses in excess of net revenues. $23,639,993 $21,852,644
                                                   =========== ===========



                            See accompanying notes.

            SPRINT SPECTRUM ALBANY, SYRACUSE AND MANCHESTER MARKETS (wholly owned by Independent Wireless One Corporation)

                     NOTES TO STATEMENT OF ASSETS SOLD AND
                      STATEMENTS OF REVENUES AND EXPENSES

1.  Asset Purchase Agreement

   On February 9, 1999, Independent Wireless One Corporation (IWO) and Sprint Spectrum L.P. (Sprint Spectrum) entered into an Asset Purchase Agreement (the Agreement) whereby IWO agreed to purchase from Sprint Spectrum certain assets and IWO assumed certain leases as stipulated in the Agreement. Under the Agreement, IWO purchased Sprint Spectrum's assets related to its wireless mobile telephone services in the Albany and Syracuse, New York and Manchester, New Hampshire markets (collectively, the "Acquired Markets"), which were wholly owned by Sprint Spectrum. The assets purchased by IWO primarily consisted of property, plant and equipment including network assets and retail stores located in the Acquired Markets. IWO assumed certain operating leases within the Acquired Markets; however no deferred revenue, commission or other similar liabilities were assumed. This transaction closed in the first quarter of 2000.

   Following the close of the transaction, IWO began operating the Acquired Markets as Sprint PCS markets through an affiliation agreement with Sprint Spectrum. Under the terms of this agreement, IWO sells wireless voice and data telephone services under the Sprint PCS brand name in exchange for a fee. Also as part of the agreement, Sprint Spectrum continues to provide network monitoring, customer service, billing and collection services to IWO.

2.  Basis of Presentation

   Historically, financial statements have not been prepared for the Acquired Markets as they had no separate legal status or existence. The accompanying statement of assets sold and statements of revenues and expenses of the Acquired Markets have been included in the Annual Report on Form 10-K of IWO Holdings, Inc. for purposes of complying with the rules and regulations of the Securities and Exchange Commission in lieu of the full financial statements required by Rule 3-02(a) of Regulation S-X. These statements have been derived from the historical accounting records of Sprint Spectrum and include revenues and expenses directly attributable to the Acquired Markets. Certain revenues and expenses that are indirectly attributable to the Acquired Markets have been allocated using the methods set forth below. As a result, the statements may not be indicative of the financial position or operating results of the Acquired Markets had they been operated as a separate, stand-alone company. Management believes these allocation methodologies are reasonable and represent the most appropriate methods of determining the expenses of the Acquired Markets.

  Accounts Receivable

   The accounts receivable balance included in the accompanying statement of assets sold are those specifically associated with the subscribers of the Acquired Markets. Allocations have been made of certain unbilled revenue and bad debt accruals that are recorded by Sprint Spectrum at levels above the market level. These allocations are based on average subscribers of the Acquired Markets relative to total subscribers of Sprint Spectrum.

  Property, Plant & Equipment

   The property, plant and equipment balances included in the accompanying statement of assets sold are assets specifically associated with the Acquired Markets that were purchased by IWO pursuant to the Agreement.

            SPRINT SPECTRUM ALBANY, SYRACUSE AND MANCHESTER MARKETS (wholly owned by Independent Wireless One Corporation)

                     NOTES TO STATEMENT OF ASSETS SOLD AND
               STATEMENTS OF REVENUES AND EXPENSES--(Continued)


  Revenues

   Service revenues included in the statements of revenues and expenses are those specifically related to subscribers of the Acquired Markets. Allocations have been made of certain unbilled revenue and bad debt accruals that are recorded by Sprint Spectrum at levels above the market level. These allocations are based on average subscribers of the Acquired Markets relative to total subscribers of Sprint Spectrum.

   Equipment revenues included in the statements of revenues and expenses related to the Albany and Syracuse, New York markets include those specifically related to equipment sales occurring in Sprint Spectrum's retail stores and equipment sales to third-party retail stores located within these markets.

   Certain equipment revenues related to the Manchester, New Hampshire market are directly attributable to subscribers within that market. The remaining equipment revenues related to the Manchester, New Hampshire market are based on allocations of equipment sales occurring in Sprint Spectrum's retail stores and equipment sales to third-party retail stores located in the Portland, Maine and Boston, Massachusetts districts, which include the Manchester, New Hampshire and other nearby markets. These allocations are based on the Manchester, New Hampshire market's gross subscriber activations relative to total gross subscriber activations of the markets included in the Portland, Maine and Boston, Massachusetts districts.

   Also included are allocations of revenues from equipment sales to national third-party retail chains. These allocations are based on the Acquired Market's gross subscriber activations via national third-party retail chains relative to total gross subscriber activations of Sprint Spectrum via national third-party retail chains.

  Costs of Services and Equipment

   Cost of services expense in the statements of revenues and expenses includes those expenses directly attributable to the Acquired Markets. In addition, allocations have been made of cost of services incurred at levels above the market level. These allocations are based on the Acquired Markets' directly attributable cost of services relative to the total Company's directly attributable cost of services.

   Cost of equipment included in the statements of revenues and expenses related to the Albany and Syracuse, New York markets is that specifically related to equipment sales occurring in Sprint Spectrum's retail stores and equipment sales to third-party retail stores located within these markets.

   Cost of equipment associated with certain equipment revenues related to the Manchester, New Hampshire market are directly attributable to subscribers within that market. The cost of equipment associated with the remaining equipment revenues related to the Manchester, New Hampshire market is based on allocations of the cost of equipment sales occurring in Sprint Spectrum's retail stores and third-party retail stores located in the Portland, Maine and Boston, Massachusetts districts, which include the Manchester, New Hampshire and other nearby markets. These allocations are based on the Manchester, New Hampshire market's gross subscriber activations relative to total gross subscriber activations of the markets included in the Portland, Maine and Boston, Massachusetts districts.

   Also included are allocations of the cost of equipment associated with equipment sales to national third-party retail chains. These allocations are based on the Acquired Market's gross subscriber activations via national third-party retail chains relative to total gross subscriber activations of Sprint Spectrum via national third-party retail chains.

            SPRINT SPECTRUM ALBANY, SYRACUSE AND MANCHESTER MARKETS (wholly owned by Independent Wireless One Corporation)

                     NOTES TO STATEMENT OF ASSETS SOLD AND
               STATEMENTS OF REVENUES AND EXPENSES--(Continued)


  General and Administrative Expenses and Selling and Marketing Expenses

   Direct general and administrative expenses and selling and marketing expenses are those costs that were incurred as a result of providing wireless mobile telephone services in the Acquired Markets and which are no longer incurred by Sprint Spectrum subsequent to consummation of the transaction with IWO.

   General and administrative expenses and selling and marketing expenses of Sprint Spectrum that are indirectly associated with the Acquired Markets' operations were allocated to the Acquired Markets' statements of revenues and expenses based on the number of subscribers of the Acquired Markets relative to Sprint Spectrum's total subscribers.

  Depreciation Expense

   Depreciation expense included in the statements of revenues and expenses is related to the assets specifically associated with the Acquired Markets that were purchased by IWO pursuant to the Agreement.

3.  Summary of Significant Accounting Policies

  Revenue Recognition

   Operating revenues are recognized as services are rendered or as equipment is delivered to customers. Operating revenues are recorded net of an estimate for uncollectible accounts.

  Property, Plant and Equipment

   Property, plant and equipment are stated at cost. The cost of property, plant and equipment is generally depreciated on a straight-line basis over estimated economic useful lives ranging from seven to 20 years. Repair and maintenance costs are expensed as incurred.

  Advertising

   Advertising costs are expensed when the advertisement occurs. Total advertising expense amounted to $2,438,388 in 1998 and $3,503,920 in 1999.

  Use of Estimates

   The statement of assets sold and statements of revenues and expenses are prepared in conformity with accounting principles generally accepted in the United States. These principles require management to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Also, as discussed in Note 2, the statements of revenues and expenses include allocations and estimates that are not necessarily indicative of the revenues, costs and expenses that would have resulted if the Acquired Markets had been operated as a separate stand-alone company.

            SPRINT SPECTRUM ALBANY, SYRACUSE AND MANCHESTER MARKETS (wholly owned by Independent Wireless One Corporation)

                     NOTES TO STATEMENT OF ASSETS SOLD AND
               STATEMENTS OF REVENUES AND EXPENSES--(Continued)


4.  Operating Leases

   The Acquired Markets' minimum rental commitments at year-end 1999 for all non-cancelable operating leases, consisting mainly of leases for cell and switch sites, are as follows:

                             2000...... $1,249,543
                             2001......    636,662
                             2002......    358,375
                             2003......    208,700
                             2004......     67,949
                             Thereafter    195,269

   The table excludes renewal options related to certain cell and switch site leases. These renewal options generally have five-year terms and may be exercised from time to time. The Acquired Markets' gross rental expense totaled $2,585,344 in 1998 and $2,810,292 in 1999.

5.  Cash Flows

   The Acquired Markets' primary requirements for cash have been to fund operating losses and capital expenditures associated with the network build-out. Capital expenditures of the Acquired Markets were $13,071,747 in 1998 and $6,560,077 in 1999.

                     REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of IWO Holdings, Inc. and Subsidiaries

   Our audits of the consolidated financial statements referred to in our report dated March 8, 2002 appearing in this Annual Report on Form 10-K of IWO Holdings, Inc. and its Subsidiaries also included an audit of the financial statement schedule listed in Item 14(a)2 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                          /S/  PRICEWATERHOUSECOOPERS LLP

Albany, New York
March 8, 2002

                      IWO HOLDINGS, INC. AND SUBSIDIARIES

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                             For the period For the period    Years ended
                                               January 1,    December 20,    December 31,
-                                             1999 through   1999 through  ----------------
                                              December 20,   December 31,
                                                  1999           1999       2000     2001
                                             -------------- -------------- -------  -------
                                                             (in thousands)
Income tax valuation allowance
   Balance at beginning of year.............     $   21         $5,198     $ 5,574  $23,181
   Additions................................      5,177            376      17,607   25,998
   Reductions...............................         --             --          --       --
                                                 ------         ------     -------  -------

   Balance at end of year...................     $5,198         $5,574     $23,181  $49,179
                                                 ======         ======     =======  =======

Allowance for doubtful accounts
   Balance at beginning of year.............     $   --         $   --     $    --  $   312
   Additions charged to expense.............         --             --       1,308    3,125
   Reductions write-offs, net of recoveries.         --             --        (996)  (2,822)
                                                 ------         ------     -------  -------

   Balance at end of year...................     $   --         $   --     $   312  $   615
                                                 ======         ======     =======  =======