Form 10-Q
period 2002-03-31
IWO HOLDINGS INC
filed 2002-05-09
CIK 1116181

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                                  (Mark One)
         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

                 For the quarterly period ended March 31, 2002

                                      OR

         [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to ______________

                     Commission file number ______________

                              IWO HOLDINGS, INC.
            (Exact name of Registrant as specified in its charter)


            Delaware                                             14-1818487
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

      901 Lakeshore Drive                                           70601
        Lake Charles, LA                                          (Zip Code)
(Address of Principal Executive
            Offices)

      Registrant's telephone number, including area code: (337) 436-9000

                 52 Corporate Circle, Albany, New York, 12203
                 Former Address, if Changed Since Last Report

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

                         QUARTERLY REPORT ON FORM 10-Q
                                     INDEX

                                                                                                                         Page
                                                                                                                        Number
                                                                                                                        ------
Part I  Financial Information

Item 1    Financial Statements (unaudited).............................................................................   3
             Condensed Consolidated Balance Sheets.....................................................................   3
             Condensed Consolidated Statements of Operations...........................................................   4
             Condensed Consolidated Statements of Cash Flows...........................................................   5
             Notes to Condensed Consolidated Financial Statements......................................................   6


Item 2    Management's Discussion and Analysis of Financial Condition and Results of Operations........................  19

Part II Other Information

Item 2    Changes in Securities and Use of Proceeds....................................................................  23

Item 6    Exhibits and Reports on Form 8-K.............................................................................  23

                                     PART I

                             FINANCIAL INFORMATION


ITEM 1.  FINANCIAL INFORMATION

IWO HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

                                                                                            March 31,       December 31,
                                         ASSETS                                               2002              2001
                                         ------                                           -------------     ------------
Current assets:                                                                            (Unaudited)        (Note 1)
       Cash and cash equivalents                                                               $  1,099         $  3,394
       Subscriber receivables, net                                                               11,707           10,001
       Investment securities at amortized cost--held to maturity                                 64,277           56,519
       Restricted cash and U.S. Treasury securities at amortized cost--held to maturity          22,902           33,858
       Inventory                                                                                  3,344            4,375
       Prepaid expenses and other assets                                                          4,062            6,790
                                                                                          -------------     ------------

             Total current assets                                                               107,391          114,937

Restricted cash and U.S. Treasury securities at amortized cost--held to maturity                 28,100           27,861
Investment securities at amortized cost--held to maturity                                         3,103           17,161
Property and equipment, net                                                                     194,897          176,226
Goodwill and other intangibles, net                                                              51,827           52,702
Other                                                                                            21,768           24,040
                                                                                          -------------     ------------
             Total assets                                                                      $407,086         $412,927
                                                                                          =============     ============

                         LIABILITIES AND STOCKHOLDERS' EQUITY
                         ------------------------------------
Current liabilities:
       Accounts payable                                                                        $ 13,046         $ 16,264
       Accrued expenses                                                                          40,718           42,739
       Accrued expenses--related parties                                                          1,852              724
                                                                                         --------------    -------------

             Total current liabilities                                                           55,616           59,727

Long-term debt                                                                                  322,513          297,407

Stockholders' equity:
       Preferred stock                                                                               --               --
       Common stock                                                                                 377              377
       Additional paid-in capital                                                               184,305          184,305
       Retained deficit                                                                        (154,933)        (128,097)
                                                                                         --------------    -------------
                                                                                                 29,749           56,585

Treasury stock at cost                                                                             (598)            (598)
Promissory notes receivable                                                                        (194)            (194)
                                                                                         --------------    -------------
             Total stockholders' equity                                                          28,957           55,793
                                                                                         --------------    -------------

             Total liabilities and stockholders' equity                                        $407,086         $412,927
                                                                                         ==============    =============

See accompanying notes to condensed consolidated financial statements.

IWO HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)
(Unaudited)

                                                                                        For the Three Months ended March 31,
                                                                                        ------------------------------------

                                                                                                2002                2001
                                                                                        ----------------     ---------------
Net revenues                                                                                    $ 35,113           $ 20,093

Operating expenses:
      Costs of services and equipment (exclusive of depreciation and amortization
      shown below)                                                                                25,900             16,071
      General and administrative                                                                  15,153              4,719
      Sales and marketing                                                                          8,532              5,030
      Noncash stock-based compensation                                                                --                211
      Depreciation and amortization                                                                5,714              4,146
                                                                                          --------------     --------------

          Total operating expenses                                                                55,299             30,177
                                                                                          --------------     --------------

                                                                                                 (20,186)           (10,084)
Operating loss
Other income (expense):

     Interest income                                                                               1,415              1,829
     Interest expense                                                                             (7,669)            (6,112)
     Interest expense--related parties                                                              (396)              (352)
                                                                                          --------------     --------------
          Total other expense                                                                     (6,650)            (4,635)
          Net loss                                                                              $(26,836)          $(14,719)
                                                                                          ==============     ==============

Basic and diluted loss per share                                                                $  (0.71)          $  (0.39)
                                                                                          ==============     ==============
Weighted average outstanding common shares                                                        37,588             37,410
                                                                                          ==============     ==============

See accompanying notes to condensed consolidated financial statements.

IWO HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                                                         For the Three Months ended March 31,
                                                                                        -------------------------------------

                                                                                             2002                2001
                                                                                        ---------------    -----------------
Net cash used in operating activities                                                        $ (14,868)          $  (15,531)

Cash flows from investing activities:
       Release of restricted cash and U.S. Treasury securities                                  10,717              (61,957)
       Purchases of property and equipment                                                     (29,144)              (7,445)
       Proceeds from maturities of investment securities                                         6,000                   --
                                                                                        ---------------    -----------------

           Net cash used in investing activities                                               (12,427)             (69,402)

Cash flows from financing activities:
       Proceeds received from issuance of debt                                                  40,000               30,000
       Payment of debt                                                                         (15,000)                  --
       Proceeds received from issuance of senior notes and warrants                                 --              160,000
       Gross proceeds received from equity investors for payment of promissory notes                --                  203
       Stock option exercises                                                                       --                   79
       Payment for offering costs                                                                   --               (7,118)
                                                                                       ---------------    -----------------

       Net cash provided by financing activities                                                25,000              183,164
                                                                                       ---------------    -----------------

Net (decrease) increase in cash and cash equivalents                                            (2,295)              98,231

Cash and cash equivalents, beginning of period                                                   3,394               36,313
                                                                                        ---------------    -----------------

Cash and cash equivalents, end of period                                                     $   1,099           $  134,544
                                                                                        ===============    =================


See accompanying notes to condensed consolidated financial statements.

IWO HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002
(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

The condensed consolidated balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The condensed consolidated financial statements contained herein should be read in conjunction with the financial statements and notes included in the Form 10-K for IWO Holdings, Inc. for the year ended December 31, 2001, filed on March 26, 2002 with the Securities and Exchange Commission.

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

On April 1, 2002, 100% of IWO's outstanding stock was acquired by US Unwired Inc. ("US Unwired"). US Unwired provides PCS services and related products to customers in the southeastern United States as part of Sprint PCS's network. US Unwired's service area consists of eastern Texas, southern Oklahoma, southern Arkansas, significant portions of Louisiana, Alabama and Mississippi, the Florida panhandle and southern Tennessee with a total population of approximately 9.9 million residents. Each share of IWO stock was converted to
1.0371 shares of US Unwired common stock. As a result, approximately 37.6 million outstanding shares of IWO stock were converted to approximately 39.0 million shares of US Unwired common stock. In addition, 6.9 million shares of US Unwired common stock were reserved for issuance upon exercise of IWO options, IWO Founders and Management Warrants and IWO High Yield Warrants based upon the same conversion ratio.

IWO HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
MARCH 31, 2002
(Unaudited)


3. Details of Certain Balance Sheet Accounting:

   Property and equipment consist of the following:

                                                                                March 31,             December 31,
                                                                                  2002                    2001
                                                                            ------------------       -----------------
                                                                                         (In thousands)
                  Land                                                         $          169            $        169
                  Building and leasehold improvements                                  12,356                  11,680
                  Facilities and equipment                                            161,129                 138,923
                  Furniture, office equipment and vehicles                              8,752                   8,165
                  Construction in progress                                             37,064                  37,023
                                                                            ------------------       -----------------
                                                                                      219,470                 195,960

                  Less: accumulated depreciation and amortization                      24,573                  19,734
                                                                            ------------------       -----------------
                                                                               $      194,897            $    176,226
                                                                            ==================       =================

   Goodwill and other intangibles consist of the following:

                                                                                March 31,             December 31,
                                                                                  2002                    2001
                                                                            ------------------       -----------------
                                                                                         (In thousands)
                  Goodwill                                                     $       50,599            $     50,599
                  Subscriber base                                                      14,000                  14,000
                                                                            ------------------       -----------------
                                                                                       64,599                  64,599

                  Less: accumulated amortization                                       12,772                  11,897
                                                                            ------------------       -----------------
                                                                               $       51,827            $     52,702
                                                                            ==================       =================

IWO HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
MARCH 31, 2002
(Unaudited)

4. Goodwill and Other Intangible Assets - Adoption of Statement 142

   In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives.

   The Company adopted these new rules on accounting for goodwill and other intangible assets on January 1, 2002. During the second quarter of 2002, the Company will complete the first of the required impairment tests of goodwill and indefinite lived assets as of January 1, 2002 and does not believe that the adoption of this provision of the new rules will have a material adverse impact on the Company's financial statements.

   The following information provides net loss and net loss per share information for the three-month period ended March 31, 2001 adjusted to exclude amortization expense recognized in this period related to goodwill.

                                                                              Three-month period
                                                                             ended March 31, 2001
                                                                             --------------------
                                                                                (In thousands)
          Reported net loss                                                               $(14,719)
          Add back:  Goodwill and work force amortization                                      668
                                                                           -------------------------
          Adjusted net loss                                                               $(14,051)
                                                                           =========================

   Basis and diluted loss per share:

                                                                              Three-month period
                                                                             ended March 31, 2001
                                                                             --------------------
          Reported net loss                                                               $  (0.39)
          Add back:  Goodwill and workforce amortization                                      0.02
                                                                           -------------------------
          Adjusted net loss                                                               $  (0.37)
                                                                           =========================

5. Long-Term Debt

    Long-term debt consists of the following:

                                                                            March 31,             December 31,
                                                                              2002                    2001
                                                                         ----------------       ----------------
                                                                                     (In thousands)
          Senior Credit Facility                                                $170,000               $145,000
          14% Senior Notes due 2011                                              152,513                152,407
                                                                         ----------------       ----------------
                                                                                $322,513               $297,407
                                                                         ================       ================

   In December, 1999, the Company entered into a secured credit facility (the Senior Credit Facility) which was amended on June 30, and December 8, 2000, respectively, with a group of commercial lenders, under which the Company may borrow up to $240.0 million in the aggregate consisting of (i) up to $70.0 million in revolving loans (the Senior Revolving Credit Facility) with a maturity date eight years from the effective date of the loan, (ii) a $120.0 million term loan (the Tranche A Term Loan) with a maturity date of March 2008, and (iii) a $50.0 million term loan (the Tranche B Term Loan) with a maturity date of September 2008.

   Beginning in March 2004, principal repayments will be made in 17 quarterly installments for the Tranche A Term Loan and 19 quarterly installments for the Tranche B Term Loan. Quarterly principal repayments for the Tranche A Term Loan will range from $2.0 million on March 31, 2004 to $12.0 million on March 31, 2008. Quarterly principal payments for the Tranche B Term Loan will range from $250,000 on March 31, 2004 to $31.0 million on September 30, 2008. Interest payments on the Senior Credit Facility are due quarterly.

IWO HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
MARCH 31, 2002
(Unaudited)


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

   The Company must comply with certain financial and operating covenants. The most restrictive financial covenants include debt to equity, debt to EBITDA, interest coverage and fixed charge coverage ratios, as defined in the Senior Credit Facility. At March 31, 2002, the Company was in compliance with these restrictive covenants.

   In February 2001, IWO Holdings, Inc. issued 160,000 units, each consisting of $1,000 principal amount of 14% Senior Notes due January 15, 2011 and one warrant to purchase 12.50025 shares of class C common stock at an exercise price of $7.00 per share. Interest is payable semi-annually on January 15 and July 15 of each year. The gross proceeds from the offering were $160,000,000, which have been allocated to the fair value of the Senior Notes ($152,042,000) and warrants ($7,958,000). Independent Wireless One Corporation is the sole guarantor of the senior notes. All of the Company's restricted subsidiaries formed or acquired after the issuance of the notes that guarantee the Company's senior credit facility will also guarantee the notes.

   Concurrently with the closing of the senior notes, a portion of the proceeds of the offering was used to purchase a portfolio of U.S. government securities which will generate sufficient proceeds to make the first six scheduled interest payments on the senior notes. The account holding the investment securities and all of the securities and other items contained in the account have been pledged to the trustee for the benefit of the holders of the notes.

   The indenture governing the senior notes contains covenants that, among other things and subject to certain exceptions, limit the ability of IWO Holdings, Inc. and the ability of its restricted subsidiaries to incur additional debt, pay dividends, redeem capital stock or make other restrictive payments or investments as defined by the senior notes offering, create liens on assets, merge, consolidate, or dispose of assets, or enter into certain transactions with affiliates or into certain sales and leaseback transactions. At March 31, 2002, the Company was in compliance with these restrictive covenants.

   The warrants became exercisable on February 2, 2002 and expire on January 15, 2011. On April 1, 2002, with the acquisition by US Unwired, the warrants were converted to US Unwired warrants on a conversion basis of 1.0371 to 1.

6. Commitments and Contingencies

   Sprint PCS's licenses are subject to a requirement that the Company construct network facilities that offer coverage to 25% of the population or have substantial service in each of its Business Trading Areas ("BTAs") within five years from the grant of the licenses. As of March 31, 2002, management believes that the Company and Sprint PCS has met the requirements necessary for the licenses that the Company operates for Sprint PCS under the Sprint PCS management agreements.

   As of March 31, 2002, the Company had $68.4 million available under the $240.0 million Senior Credit Facility, which is net of $1.6 million of irrevocable stand-by letters of credit issued to the Company's insurance bonding agent as collateral for the insurance bonding agent issuing insurance performance bonds as security for future cell site locations.

7. Income Taxes

   The Company's effective income tax rate for the interim periods presented is based on management's estimate of the Company's effective tax rate for the applicable year and differs from the federal statutory income tax rate primarily due to nondeductible permanent differences, state income taxes and changes in the valuation allowance for deferred tax assets.

IWO HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
MARCH 31, 2002
(Unaudited)


8. Condensed Consolidating Financial Information

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

The information which follows presents the condensed consolidating financial position as of December 31, 2001 and March 31, 2002 and the condensed consolidating results of operations for the three-month period ended March 31, 2001 and March 31, 2002 and condensed consolidating cash flows for the three-month period ended March 31, 2001 and March 31, 2002 of (a) the Parent Company, IWO Holdings, Inc., (b) the "Guarantor", Independent Wireless One Corporation, and (c) the "Non-Guarantor", Independent Wireless One Leased Realty Corporation, and includes eliminating entries and the Company on a consolidated basis.

IWO HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
CONDENSED CONSOLIDATING BALANCE SHEET--(Continued)
As of March 31, 2002
(In thousands)

                                                                                         Independent
                                                                                         Wireless One
                                                             IWO        Independent     Leased Realty
                                                          Holdings,     Wireless One     Corporation
                                                             Inc.       Corporation          (Non
                                                           (Parent)     (Guarantor)      (Guarantor)   Eliminations    Consolidated
                                                          ---------     ------------    ------------   ------------    ------------
                        ASSETS
                        ------
Current assets:
    Cash and cash equivalents                             $       --    $     1,099     $        --    $        --     $      1,099
    Subscriber receivables, net                                   --         11,707              --             --           11,707
    Investment securities at amortized cost--held to
      maturity                                                    --         64,277              --             --           64,277
    Restricted cash and US Treasury securities at
      amortized cost--held to maturity                        22,902             --              --             --           22,902
    Intercompany receivable                                  146,357         45,187              24       (191,568)              --
    Inventory                                                     --          3,344              --             --            3,344
    Prepaid expenses and other assets                             --          2,475           1,587             --            4,062
                                                          ----------    -----------     -----------    -----------     ------------

        Total current assets                                 169,259        128,089           1,611       (191,568)         107,391
Restricted cash and US Treasury securities at
  amortized cost--held to maturity                            20,100          8,000              --             --           28,100
Investment securities at amortized cost--held to
  maturity                                                        --          3,103              --             --            3,103
Investment in subsidiary                                      52,269             --              --        (52,269)              --
Property and equipment, net                                       --        194,897              --             --          194,897
Goodwill and other intangible assets, net                         --         51,827              --             --           51,827
Other                                                             --         21,768              --             --           21,768
                                                          ----------    -----------     -----------    -----------     ------------

        Total assets                                      $  241,628    $   407,684     $     1,611    $  (243,837)    $    407,086
                                                          ==========    ===========     ===========    ===========     ============

IWO HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
CONDENSED CONSOLIDATING BALANCE SHEET--(Continued)
As of March 31, 2002
(In thousands)

                                                                                 Independent
                                                              Independent        Wireless One
                                             IWO              Wireless One      Leased Realty
                                        Holdings, Inc.        Corporation        Corporation
                                           (Parent)           (Guarantor)      (Non Guarantor)      Eliminations     Consolidated
                                       ---------------      ---------------   ----------------    ----------------  --------------
  LIABILITIES AND STOCKHOLDERS'
  ------------------------------
             EQUITY
             ------
Current liabilities:
    Accounts payable                    $           --      $        13,046    $          --      $          --     $     13,046
    Intercompany payable                        43,600              146,381            1,587           (191,568)              --
    Accrued expenses                             4,667               36,027               24                 --           40,718
    Accrued expenses--related parties               --                1,852               --                 --            1,852
                                       ---------------     ----------------     ------------      -------------     ------------

        Total current liabilities               48,267              197,306            1,611           (191,568)          55,616

Long-term debt                                 152,513              170,000               --                 --          322,513

Stockholders' equity:
    Preferred stock                                 --                   --               --                 --               --
    Common stock                                   377                   --               --                 --              377
    Capital stock                                   --                2,750               --             (2,750)              --
    Additional paid-in capital                 196,002              173,303               --           (185,000)         184,305
    Retained deficit                          (154,933)            (135,481)              --            135,481         (154,933)
                                       ---------------     ----------------     ------------      -------------     ------------
                                                41,446               40,572               --            (52,269)          29,749
Treasury stock at cost                            (598)                  --               --                 --             (598)
Promissory notes receivable                         --                 (194)              --                 --             (194)

        Total stockholders' equity              40,848               40,378               --            (52,269)          28,957
                                       ---------------     ----------------     ------------      -------------     ------------

        Total liabilities and
          stockholders' equity         $       241,628     $        407,684     $      1,611      $    (243,837)    $    407,086
                                       ===============     ================     ============      =============     ============

IWO HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
CONDENSED CONSOLIDATING BALANCE SHEET--(Continued)
As of December 31, 2001
(In thousands)

                                                                                       Independent
                                                                       Independent     Wireless One
                                                            IWO         Wireless      Leased Realty
                                                          Holdings,        One         Corporation
                                                            Inc.       Corporation        (Non
                                                          (Parent)     (Guarantor)      Guarantor)     Eliminations   Consolidated
                                                         ----------   ------------    ------------   --------------- -------------
                        ASSETS
                        ------
Current assets:
    Cash and cash equivalents                             $      --    $      3,394   $         --    $        --     $     3,394
    Subscriber receivables, net                                  --          10,001             --             --          10,001
    Investments at amortized cost--held to maturity              --          56,519             --             --          56,519
    Restricted cash and US Treasury securities at
      amortized cost--held to maturity                       33,858              --             --             --          33,858
    Intercompany receivable                                 156,464          55,979             24       (212,467)             --
    Inventory                                                    --           4,375             --             --           4,375
    Prepaid expenses and other assets                            --           5,128          1,662             --           6,790
        Total current assets                                190,322         135,396          1,686       (212,467)        114,937
                                                         ----------    ------------  -------------    -----------     -----------

Restricted cash and US Treasury obligations at
  amortized cost--held to maturity                           19,861           8,000             --             --          27,861
Investment securities at amortized cost--held to
  maturity                                                       --          17,161             --             --          17,161
Investment in subsidiary                                     74,492              --             --        (74,492)             --
Property and equipment, net                                      --         176,226             --             --         176,226
Goodwill and other intangible assets, net                        --          52,702             --             --          52,702
Other                                                            --          24,040             --             --          24,040
                                                          ---------    ------------   ------------    -----------     -----------
        Total assets                                      $ 284,675    $    413,525   $      1,686    $  (286,959)    $   412,927
                                                          =========    ============   ============    ===========     ===========

IWO HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
CONDENSED CONSOLIDATING BALANCE SHEET--(Continued)
As of December 31, 2001
(In thousands)

                                                                                      Independent
                                                                     Independent      Wireless One
                                                         IWO         Wireless One    Leased Realty
                                                   Holdings, Inc.    Corporation      Corporation
                                                      (Parent)       (Guarantor)    (Non Guarantor)  Eliminations    Consolidated
                                                  ---------------  --------------  ---------------  --------------  --------------
      LIABILITIES AND STOCKHOLDERS' EQUITY
      ------------------------------------
Current liabilities:
    Accounts payable                               $          --   $      16,264     $         --    $        --      $   16,264
    Intercompany payable                                  54,317         156,488            1,662       (212,467)             --
    Accrued expenses                                      10,267          32,448               24             --          42,739
    Accrued expenses--related parties                         --             724               --             --             724
                                                   -------------   -------------     ------------    -----------      ----------

        Total current liabilities                         64,584         205,924            1,686       (212,467)         59,727
Long-term debt                                           152,407         145,000               --             --         297,407
                                                   -------------   -------------     ------------    -----------      ----------
Stockholders' equity:
    Preferred stock                                           --              --               --             --              --
    Common stock                                             377              --               --             --             377
     Capital stock                                            --           2,750               --         (2,750)             --
     Additional paid-in capital                          196,002         173,303               --       (185,000)        184,305
     Retained deficit                                   (128,097)       (113,258)              --        113,258        (128,097)
                                                   -------------   -------------------------------------------------------------
                                                          68,282          62,795               --        (74,492)         56,585
Treasury stock at cost                                      (598)             --               --             --            (598)
Promissory notes receivable                                   --            (194)              --             --            (194)
                                                   -------------   -------------------------------------------------------------
        Total stockholders' equity                        67,684          62,601               --        (74,492)         55,793
                                                   -------------   -------------------------------------------------------------
        Total liabilities and stockholders'
          equity                                   $     284,675   $     413,525     $      1,686    $  (286,959)     $  412,927
                                                   =============   =============     ============    ===========      ==========

IWO HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the three-month period ended March 31, 2002
(In thousands)

                                                                                     Independent
                                                                      Independent    Wireless One
                                                          IWO         Wireless One  Leased Realty
                                                     Holdings, Inc.   Corporation    Corporation
                                                        (Parent)      (Guarantor)  (Non Guarantor)   Eliminations   Consolidated
                                                     --------------  -------------  -------------    ------------   ------------
Net revenues                                         $           --  $      35,113  $       3,092    $     (3,092)  $     35,113
                                                     --------------  -------------  -------------    ------------   ------------

Operating expenses:
    Costs of services and equipment (exclusive of
      depreciation and amortization shown below)                 --         23,411          2,489              --         25,900
    General and administrative                                   --         15,009            144              --         15,153
    Sales and marketing                                          --          8,073            459              --          8,532
    Depreciation and amortization                                --          5,714             --              --          5,714
    Intercompany expenses                                        --          3,092             --          (3,092)            --
                                                     --------------  -------------  -------------    ------------   ------------
            Total operating expenses                             --         55,299          3,092          (3,092)        55,299
                                                     --------------  -------------  -------------    ------------   ------------

Operating loss                                                   --        (20,186)            --              --        (20,186)
 Other income (expense):
    Interest income                                             483            932             --              --          1,415
    Interest expense                                         (5,096)        (2,573)            --              --         (7,669)
    Interest expense--related parties                            --           (396)            --              --           (396)
                                                     --------------  -------------  -------------    ------------   ------------
            Total other expense                              (4,613)        (2,037)            --              --         (6,650)
    Equity in losses of wholly-owned subsidiaries           (22,223)            --             --          22,223             --
                                                     --------------  -------------  -------------    ------------   ------------
            Net loss                                 $      (26,836) $     (22,223) $          --    $     22,223   $    (26,836)
                                                     ==============  =============  =============    ============   ============

IWO HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the three-month period ended March 31, 2001
(In thousands)

                                                                                      Independent
                                                                     Independent      Wireless One
                                                           IWO       Wireless One    Leased Realty
                                                     Holdings, Inc.  Corporation     Corporation
                                                        (Parent)     (Guarantor)    (Non Guarantor)   Eliminations   Consolidated
                                                     --------------  -----------    ---------------   ------------   ------------
Net revenues                                         $         --    $    20,093    $        1,593    $    (1,593)   $     20,093
                                                     ------------    -----------    --------------    -----------    ------------
Operating expenses:
    Costs of services and equipment (exclusive of
      depreciation and amortization shown below)               --         14,795             1,276             --          16,071
    General and administrative                                 --          4,595               124             --           4,719
    Sales and marketing                                        --          4,837               193             --           5,030
    Noncash stock-based compensation                           --            211                --             --             211
    Depreciation and amortization                              --          4,146                --             --           4,146
    Intercompany expenses                                      --          1,593                --         (1,593)             --
                                                     ------------    -----------    --------------    -----------    ------------
            Total operating expenses                           --         30,177             1,593         (1,593)         30,177
                                                     ------------    -----------    --------------    -----------    ------------

Operating loss                                                 --        (10,084)               --             --         (10,084)
 Other income (expense):
    Interest income                                           445          1,384                --             --           1,829
    Interest expense                                       (2,953)        (3,159)               --             --          (6,112)
    Interest expense--related parties                          --           (352)               --             --            (352)
                                                     ------------    -----------    --------------    -----------    ------------
            Total other expense                            (2,508)        (2,127)               --             --          (4,635)
    Equity in losses of wholly-owned subsidiaries         (12,211)            --                --         12,211              --
                                                     ------------    -----------    --------------    -----------    ------------
            Net loss                                 $    (14,719)   $   (12,211)   $           --    $    12,211    $    (14,719)
                                                     ============    ===========    ==============    ===========    ============

IWO HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the three-month period ended March 31, 2002
(In thousands)

                                                                                         Independent
                                                                        Independent      Wireless One
                                                          IWO          Wireless One     Leased Realty
                                                      Holdings, Inc.    Corporation      Corporation
                                                        (Parent)        (Guarantor)    (Non Guarantor) Eliminations  Consolidated
                                                      --------------   -------------    -------------  ------------  ------------
Cash flows from operating activities                    $    (10,717)  $      (4,151)         $    --       $   --   $    (14,868)

Cash flows from investing activities:
    Release of restricted cash and U.S. Treasury
      securities                                              10,717              --               --           --         10,717
    Purchases of property and equipment                           --         (29,144)              --           --        (29,144)
    Proceeds from maturities of investment
      securities                                                               6,000                                        6,000
                                                        ------------   -------------          -------       ------   ------------

       Net cash provided by (used in) investing
         activities                                           10,717         (23,144)              --           --        (12,427)
                                                        ------------   -------------          -------       ------   ------------

Cash flows from financing activities:
    Proceeds received from issuance of debt                       --          40,000               --           --         40,000
    Payment of debt                                               --         (15,000)              --           --        (15,000)
                                                        ------------   -------------          -------       ------   ------------

       Net cash provided by financing activities                  --          25,000               --           --         25,000
                                                        ------------   -------------          -------       ------   ------------

Net decrease in cash and cash equivalents                         --          (2,295)              --           --         (2,295)
Cash and cash equivalents, beginning of period                    --           3,394               --           --          3,394
                                                        ------------   -------------          -------       ------   ------------
Cash and cash equivalents, end of period                $         --   $       1,099          $    --       $   --   $      1,099
                                                        ============   =============          =======       ======   ============

IWO HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the three-month period ended March 31, 2001
(In thousands)

                                                                                         Independent
                                                                        Independent      Wireless One
                                                          IWO          Wireless One     Leased Realty
                                                      Holdings, Inc.    Corporation      Corporation
                                                        (Parent)        (Guarantor)    (Non Guarantor) Eliminations  Consolidated
                                                      --------------   -------------    -------------  ------------  ------------
Cash flows from operating activities                  $    (98,122)     $     82,591       $    --       $   --      $    (15,531)

Cash flows from investing activities:
    Release of restricted cash and U.S. Treasury
      securities                                           (61,957)               --            --           --           (61,957)
    Purchases of property and equipment                         --            (7,445)           --           --            (7,445)
                                                      ------------      ------------       -------       ------      ------------

       Net cash used in investing activities               (61,957)           (7,445)           --           --           (69,402)
                                                      ------------      ------------       -------       ------      ------------

Cash flows from financing activities:
    Proceeds received from the issuance of senior
      notes                                                160,000                --            --           --           160,000
    Proceeds received from issuance of debt                     --            30,000            --           --            30,000
    Gross proceeds received from equity investors
      for payment of promissory notes                           --               203            --           --               203
    Stock option exercises                                      79                --            --           --                79
    Payment of offering costs                                   --            (7,118)           --           --            (7,118)
                                                      ------------      ------------       -------       ------      ------------

       Net cash provided by financing activities           160,079            23,085            --           --           183,164
                                                      ------------      ------------       -------       ------      ------------

Net increase in cash and cash equivalents                       --            98,231            --           --            98,231
Cash and cash equivalents, beginning of period                  --            36,313            --           --            36,313
                                                      ------------      ------------       -------       ------      ------------

Cash and cash equivalents, end of period              $         --      $    134,544       $    --       $   --      $    134,544
                                                      ============      ============       =======       ======      ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

     This report contains forward-looking statements, which are statements about future business strategy, operations and capabilities, construction plan, construction schedule, financial projections, plans and objectives of management, expected actions of third parties and other matters. Forward-looking statements often include words like believes, belief, expects, plans, anticipates, intends, projects, estimates, may, might, would or similar words. Forward-looking statements speak only as of the date of this report. They involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different. In addition to the investment considerations described elsewhere, specific factors that might cause such a difference include, but are not limited to (i) our dependence on Sprint PCS;
(ii) our ability to expand our Sprint PCS network or to upgrade the Sprint PCS network to accommodate new technologies; (iii) limited operating history in the PCS market and anticipation of future losses; (iv) potential fluctuations in operating results; (v) changes or advances in technology; (vi) changes in law or government regulation; (vii) competition in the industry and markets in which we operate; (viii) our ability to attract and retain skilled personnel; (ix) our dependence on contractor and consultant services, network implementation and information technology support; (x) our potential inability to expand the services and related products we provide in the event of substantial increases in demand in excess of supply for network and handset equipment and related services and products; (xi) the availability at acceptable terms of sufficient funds to pay for our business plans; (xii) changes in labor, equipment and capital costs; (xiii) any inability to comply with the indentures that govern our senior notes or credit agreements; (xiv) changes in management; and (xv) general economic and business conditions.

     You should not rely too heavily on any forward-looking statement. We cannot assure you that our forward-looking statements will prove to be correct. We have no obligation to update or revise publicly any forward-looking statement based on new information, future events or otherwise. This discussion should be read in conjunction with our financial statements included in this report and with the financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and with risk factors identified in Investment Considerations that are included in the Form 10-K for IWO Holdings, Inc. for the year ended December 31, 2001, filed on March 26, 2002 with the Securities and Exchange Commission ("SEC").

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

     We accrue commissions and other costs related to national retailers based upon their sales to new subscribers. The national retailers receive both commission and, because the handset is typically sold below cost, a reimbursement for the difference between the sales price and the cost. Depending on the level of sales and other factors, our estimates of the amounts accrued for commissions and other costs owed to such retailers may require modification of our previous estimates.

     We will record an investment impairment charge if we believe an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may require an impairment charge in the future.

     We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

Overview

In February 1999, we entered into a management agreement with Sprint PCS whereby we became the Sprint PCS affiliate with the exclusive right to provide 100% digital, 100% PCS services under the Sprint and Sprint PCS brand names in our territory in the northeastern United States. This territory extends from suburban New York City (Orange and Sullivan Counties) north to the Canadian border and reaches from the eastern suburbs of Rochester to Syracuse, Ithaca, Binghamton and Elmira in central New York State (and extending into a small portion of north central Pennsylvania), east to include all of Vermont and New Hampshire (except Nashua, New Hampshire) and a portion of western Massachusetts. In March 2000, we completed the acquisition from Sprint PCS of certain assets, primarily network assets, and obtained the right to manage approximately 45,100 subscribers in the aforementioned territory at a purchase price of approximately $116.4 million. Sprint PCS had developed an operating network in seven markets within our territory which serves as the foundation of our network. In 2000, we expanded coverage of the markets acquired from Sprint PCS. As of March 31, 2002, we provided Sprint PCS services to 169,200 subscribers.

Sprint PCS has invested approximately $90.0 million to purchase the PCS licenses in our territory and incurred additional costs for microwave clearing. Under our long-term agreements with Sprint PCS, we manage the network on Sprint PCS's licensed spectrum and use the Sprint and Sprint PCS brand names royalty-free during the term of our affiliation with Sprint PCS. We also have access to Sprint PCS's national marketing support and distribution programs and are entitled to buy network and subscriber equipment and handsets at the same discounted rates offered by vendors to Sprint PCS based on its large volume purchases. In exchange for these and other benefits, we are entitled to receive 92%, and Sprint PCS is entitled to retain 8%, of collected service revenues from customers in our Sprint PCS territory. We are entitled to 100% of revenues collected from the sale of handsets and accessories and on roaming revenues.

As of March 31, 2002, our network covered 4.2 million of the 6.3 million residents in our territory or 67% of the population. The number of people in our service area does not represent the number of PCS subscribers that we expect to have in our service area.

Results of Operations

     Three Month Period Ended March 31, 2002 Compared to the Three Month Period Ended March 31 2001:

     Customer Additions

     As of March 31, 2002, we provided personal communication services to 169,200 customers as compared to 91,600 customers at March 31, 2001. Net customer additions increased about 14,000 during the three-month period then ended, compared to a net increase of 10,000 new customers during the three-month period ended March 31, 2001. The increased customers are attributable to the expansion of the network within our existing markets as well as the expansion into new markets within our territory.

     Revenues

     Net revenues were $35.1 million for the three-month period ended March 31, 2002 compared to $20.1 million for the three- month period ended March 31, 2001, an increase of $15.0 million. This is primarily attributable to the increase in our customer base.

     Costs of Services and Equipment

     The costs of services and equipment were $25.9 million for the three-month period ended March 31, 2002 compared to $16.1 million for the three-month period ended March 31, 2001, an increase of $9.8 million. Costs of services and equipment were as follows:

                                                  For the Three Months
                                                     ended March 31,

                                                  2002           2001
                                              ----------------------------
                                                      (In millions)
           Operations expense                         $11.4         $ 6.5
           Roaming expense                              6.1           6.0
           Cost of equipment                            4.2           1.6
           Customer services and billing                4.2           2.0
                                              ----------------------------
              Total                                   $25.9         $16.1
                                              ============================


     These increases correspond with the network expansion and increase in subscribers since March 31, 2001.

     Sales and Marketing


     We incurred sales and marketing expenses of $8.5 million during the three-month period ended March 31, 2002 compared to $5.0 million during the three-month period ended March 31, 2001, an increase of $3.5 million. The increase in cost is due to increased sales and marketing activities and our growing subscriber base. These amounts include retail store costs such as salaries and rent in addition to promotion, advertising and commission costs, and handset subsidies on units sold by third parties for which we do not take title.

     General and Administrative

     For the three-month period ended March 31, 2002, we incurred expenses of $15.2 million compared to $4.7 million for the three-month period ended March 31, 2001, an increase of $10.5 million. The increase is primarily attributable to $7.7 million of merger related costs as well as increases in bad debt expense of $1.5 million and $0.9 million in our Sprint PCS affiliation fee resulting from growth in net revenues.

     Depreciation and Amortization

     For the three-month period ended March 31, 2002, depreciation and amortization expense increased to $5.7 million compared to $4.1 million for the three-month period ended March 31, 2001, an increase of $1.6 million. The increase in depreciation and amortization expense relates primarily to the expansion of our network partially offset by the discontinuation of goodwill amortization amounting to $0.7 million as required under our adoption of SFAS No. 142 "Goodwill and Other Intangible Assets". Depreciation and amortization will continue to increase as additional portions of our network are placed into service. We placed fixed assets into service of $23.5 million in the three-month period ended March 31, 2002, which included approximately $1.4 million of capitalized interest and labor. As of March 31, 2002, our network covered 4.2 million people, an increase of 1.3 million people from the 2.9 million people our network covered at March 31, 2001. We placed fixed assets into service of $14.2 million in the three-month period ended March 31, 2001, which included the purchase of assets from Sprint PCS and capitalized interest and labor of $1.4 million.

     Interest Income

     For the three-month period ended March 31, 2002, interest income was $1.4 million compared to $1.8 million for the three-month period ended March 31, 2001, a decrease of $0.4 million. We had lower average invested balances as well as lower average interest rates for the three-month period ended March 31, 2002 compared to the three-month period ended March 31, 2001. As capital expenditures are required to complete the build-out of our PCS network, and as working capital and operating losses are funded, decreasing average invested balances are expected to result in lower interest income for the remainder of fiscal year 2002.

     Interest Expense

     For the three-month period ended March 31, 2002, interest expense was $7.7 million compared to $6.1 million for the three-month period ended March 31, 2001, an increase of $1.6 million. The increase is primarily attributable to increased borrowings under the senior credit facility and issuance of the senior notes on February 2, 2001. We had borrowings of $322.5 million as of March 31, 2002, compared to $262.1 million as of March 31, 2001.


Liquidity and Capital Resources

Since January 2000, our activities have consisted primarily of building our customer base and expanding our network coverage. We have relied on the proceeds from equity and debt financing, rather than cash generated from operations, as our primary sources of capital. Specifically, these activities to date have been funded through equity investments of $188.4 million as well as borrowings of $170.0 million under our senior credit facility and net proceeds from the issuance of $160.0 million of senior notes and warrants.

We have borrowed the full amount available under the $170.0 million term loan facilities as of March 31, 2002. Quarterly principal payments commence on these term loans in March 2004. The $120.0 million delayed draw term loan requires 17 quarterly payments ranging from $2,000,000 on March 31, 2004 to $12,000,000 on March 31, 2008. The $50.0 million term loan requires 19 quarterly payments ranging from $0.25 million on March 31, 2004 to $31.0 million on September 30, 2008.

In February 2001, we issued 160,000 units, each consisting of $1,000 principal amount of 14% Senior Notes due January 15, 2011 and one warrant to purchase
12.50025 shares of class C common stock at an exercise price of $7.00 per share. The gross proceeds from the offering were $160.0 million. Concurrently with the closing of the offering, a portion of the proceeds of the offering was used to purchase a portfolio of U.S. Treasury securities (the "Interest Reserve") that will generate sufficient proceeds to make the first six scheduled interest payments on the senior notes.

As of March 31, 2002, we had $1.1 million in cash and cash equivalents, compared to $3.4 million in cash and cash equivalents as of December 31, 2001. Working capital was $51.8 million as of March 31, 2002 as compared to working capital of $55.2 million as of December 31, 2001. As of March 31, 2002, we held $67.4 million in investment securities, and $43.0 million in the Interest Reserve account for the senior notes.

We used $14.9 million of cash in operating activities during the three months ended March 31, 2002. The $12.4 million of cash used in investing activities during the three months ended March 31, 2002 includes cash outlays of $29.1 million for capital expenditures, partially offset by the $10.7 million release of restricted cash and U.S. Treasury securities to be used to pay interest related to the senior notes, and by $6.0 million in proceeds from matured investments.

The $25.0 million in cash provided by financing activities during the three months ended March 31, 2002 consisted of the borrowings under the senior credit facility net of repayments.

As of March 31, 2002, $68.4 million remained available under the senior credit facility. Such borrowings are subject to meeting specified conditions under the senior credit facility agreement. We expect that cash and cash equivalents and our investments in securities, together with future advances under the senior credit facility, will fund our capital expenditures and our working capital requirements through 2003, at which time we anticipate we will be cash flow positive. The senior credit facility and senior notes are subject to certain restrictive covenants including maintaining certain financial ratios, attaining defined subscriber growth and network coverage goals, and limiting annual capital expenditures. Further, the senior credit facility and senior note indenture restrict the payment of dividends on our common stock.

As of March 31, 2002, management believes that we are in compliance with all financial and operational covenants associated with our senior credit facility, senior notes and agreements with Sprint PCS.

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

PART II

ITEM 2. Changes in securities.

On April 1, 2002, 100% of IWO's outstanding stock was acquired by US Unwired Inc. ("US Unwired"). US Unwired provides PCS services and related products to customers in the southeastern United States as part of Sprint PCS's network. US Unwired's service area consists of eastern Texas, southern Oklahoma, southern Arkansas, significant portions of Louisiana, Alabama and Mississippi, the Florida panhandle and southern Tennessee with a total population of approximately 9.9 million residents. Each share of IWO stock was converted to
1.0371 shares of US Unwired common stock. As a result, approximately 37.6 million outstanding shares of IWO stock were converted to approximately 39.0 million shares of US Unwired common stock. In addition, 6.9 million shares of US Unwired common stock were reserved for issuance upon exercise of IWO options, IWO Founders and Management Warrants and IWO High Yield Warrants based upon the same conversion ratio.

ITEM 6. Exhibits and Reports on Form 8-K.

a.   The following exhibits are filed as part of this report:

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


b.   Reports on Form 8-K

     On January 8, 2002, we filed a Current Report on Form 8-K containing a press release announcing a definitive agreement that we were being acquired by US Unwired Inc.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


May 8, 2002                             US Unwired Inc

                                        By: /s/ Jerry E. Vaughn
                                        Chief Financial Officer