Form 10-Q
period 2002-06-30
IWO HOLDINGS INC
filed 2002-08-14
CIK 1116181

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002 OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO
     ________________.


                       Commission file number...333-39746

                               IWO HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                                        14-1818487
     (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                         Identification No.)

           901 Lakeshore Drive
            Lake Charles, LA                                      70601
(Address of principal executive offices)                        (Zip code)

                                 (337) 436-9000
              (Registrant's telephone number, including area code)


              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X. No.

Part I - Financial Information
                                                                            Page
                                                                            ----

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets ...........................    3
         Condensed Consolidated Statements of Operations .................    4
         Condensed Consolidated Statements of Cash Flows .................    5

         Notes to Condensed Consolidated Financial Statements ............    6


Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations .................................   17

Part II  OTHER INFORMATION

Item 2.  Changes in Securities ...........................................   24
Item 4.  Submission of Matters to a Vote of Security Holders .............   25
Item 6.  Exhibits and Reports on Form 8-K ................................   25
Signatures ...............................................................   26

Part I   Financial Information
Item 1.  Financial Statements

IWO HOLDINGS, INC.AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                                                              June 30,       December 31,
                                                                                              --------       ------------
                                                                                                2002             2001
                                                                                                ----             ----
                                                                                            (Unaudited)        (Note 1)

                                     Assets
Current assets:
      Cash and cash equivalents                                                                   $797            $3,394
      Investment securities at amortized cost - held to maturity                                54,077            56,519
      Restricted cash and US Treasury securities at amortized cost - held to maturity           33,849            33,858
      Subscriber receivables, net                                                               10,281            10,001
      Inventory                                                                                  4,560             4,375
      Prepaid expenses and other assets                                                          4,726             6,790
                                                                                              --------          --------

      Total current assets                                                                     108,290           114,937

Restricted cash and US Treasury securities at amortized cost - held to maturity                 18,100            27,861
Property and equipment, net                                                                    170,223           176,226
Goodwill and other intangibles, net                                                            507,612            52,702
Note receivable                                                                                    174               194
Other assets                                                                                    22,059            24,040
Investment securities at amortized cost - held to maturity                                         ---            17,161
                                                                                              --------          --------

Total assets                                                                                  $826,458          $413,121
                                                                                              ========          ========

                      Liabilities and Stockholders' Equity
Current liabilities:
      Accounts payable                                                                        $ 19,443          $ 16,264
      Accrued expenses                                                                          34,052            43,463
                                                                                              --------          --------

      Total current liabilities                                                                 53,495            59,727

Deferred tax liability                                                                          21,723               ---

Long term obligations                                                                          326,365           297,407

Common stock                                                                                         1               377
Treasury stock at cost                                                                             ---             (598)
Additional paid in capital                                                                     447,991           184,305
Retained deficit                                                                              (23,117)         (128,097)
                                                                                              --------          --------
Total stockholders' equity                                                                     424,875            55,987
                                                                                              --------          --------

Total liabilities and stockholders' equity                                                    $826,458          $413,121
                                                                                              ========          ========

See accompanying notes to condensed consolidated financial statements.

IWO HOLDINGS, INC.AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands)

(Unaudited)                               Three month periods                             Six month periods
                                          -------------------                             -----------------
                                            Three           Three
                                           months          months        January 1, 2002      April 1, 2002          Six months
                                       ended June      ended June      through March 31,   through June 30,               ended
                                          30, 2002        30, 2001                  2002               2002       June 30, 2001
                                          --------        --------                  ----               ----                ----
Revenues:
      Subscriber                           $28,427         $16,166               $25,965            $28,427             $29,332
      Roaming                                9,108           7,051                 7,014              9,108              13,016
      Merchandise sales                      2,034           1,649                 2,554              2,034               2,865
      Other revenue                              7             ---                     3                  7                 ---
                                                 -             ---                     -                  -                 ---

     Total revenue                          39,576          24,866                35,536             39,576              45,213
Expense:
      Cost of service                       18,837          15,445                17,532             18,837              27,928
      Merchandise cost of sales              2,708           2,405                 4,577              2,708               4,248
      General and administrative            11,966           7,486                19,382             11,966              14,199
      Sales and marketing                    8,638           6,165                 8,519              8,638              11,200
      Non-cash stock compensation              ---              97                   ---                ---                 308
      Depreciation and amortization         14,705           4,422                 5,714             14,705               8,568
                                            ------           -----                 -----             ------               -----
Total operating expense                     56,854          36,020                55,724             56,854             112,578
                                            ------          ------                ------             ------             -------
Operating loss                             (17,278)        (11,154)              (20,188)           (17,278)            (21,238)
Other expense:
      Interest expense, net                 (8,461)         (5,554)               (6,648)            (8,461)            (10,189)
                                           -------         -------               -------            -------            --------
Loss before income tax benefit             (25,739)        (16,708)              (26,836)           (25,739)            (31,427)
Income tax benefit                           2,622             ---                   ---              2,622                ----
                                             -----             ---                   ---              -----                ----
Net loss                                  $(23,117)       $(16,708)             $(26,836)          $(23,117)           $(31,427)
                                          ========        ========              ========           ========            ========

          See accompanying notes to condensed consolidated statements.

IWO HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

(Unaudited)
                                                                                       April 1,          Six
                                                                       January 1,          2002       months
                                                                     2002 through       through        ended
                                                                        March 31,      June 30,     June 30,
                                                                             2002          2002         2001
                                                                             ----          ----         ----
Cash flows from operating activities
------------------------------------
Net cash used in operating activities
                                                                        $(14,868)     $(17,011)    $(21,867)

Cash flows from investing activities
------------------------------------

Release of restricted cash and US Treasury securities                      10,717         (284)     (62,572)
Payments for the purchase of equipment                                   (29,144)      (16,492)     (28,927)
Proceeds on maturities of marketable securities                             6,000        13,465       12,371
Purchase of marketable securities                                             ---           ---    (105,328)
                                                                              ---           ---    ---------

Net cash used in investing activities                                    (12,427)       (3,311)    (184,456)


Cash flows from financing activities
------------------------------------

Proceeds from long-term debt                                               40,000        20,000      190,000
Debt issuance costs                                                           ---           ---      (7,343)
Principal payments of long-term debt                                     (15,000)           ---          ---
Proceeds from note receivable                                                 ---            20          396
Proceeds from stock options exercised                                         ---           ---          397
Purchase of treasury stock                                                    ---           ---        (173)
                                                                              ---           ---        -----

Net cash provided by financing activities                                  25,000        20,020      183,277
                                                                           ------        ------      -------

Net decrease in cash and cash equivalents                                 (2,295)         (302)     (23,046)

Cash and cash equivalents at beginning of period                            3,394         1,099       36,313
                                                                            -----         -----       ------

Cash and cash equivalents at end of period                                 $1,099          $797      $13,267
                                                                           ======          ====      =======

See accompanying notes to condensed consolidated financial statements.

IWO HOLDINGS, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002
(UNAUDITED)

1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

2.   Description of the Organization

     IWO Holdings, Inc. ("the Company") is principally engaged in the ownership and operation of wireless personal communications systems ("PCS") in the northeastern region of the United States.

     On April 1, 2002, US Unwired Inc. ("US Unwired"), acquired 100% of the outstanding common stock of the Company, by issuing to the former stockholders of the Company approximately 39.0 million shares of US Unwired common stock and reserving approximately 6.9 million additional shares of US Unwired common stock for issuance upon the exercise of options and warrants that US Unwired assumed or exchanged in connection with the acquisition. The acquisition was effected pursuant to a merger of IWO Holdings, Inc. with a wholly owned subsidiary of US Unwired, Northeast Unwired, Inc. As a result of the acquisition, the Company became a wholly owned subsidiary of US Unwired. The purchase accounting effects of this acquisition have been pushed down from US Unwired to the accompanying financial statements. Accordingly, the Company has adjusted its equity as of the acquisition date to reflect the amount paid by US Unwired and allocated that amount to the assets and liabilities of the Company based on the initial estimate of their fair values. US Unwired is in the process of obtaining an independent valuation from a national valuation firm to assist in the allocation of the purchase price. The Company expects to receive the final valuation report from the independent national valuation firm before December 31, 2002. The following summarizes the US Unwired purchase consideration and the push down of this purchase consideration to the accompanying financial statements.

                                                    (In thousands)

    Consideration:
      Common stock issued                                  $389,828
      Stock options and warrants granted                     49,410
      Cash, including merger related costs                    8,561
                                                              -----
      Total purchase price                                 $447,799
                                                           ========

    Allocated to:
      Working capital                                      $ 43,289
      Restricted cash and US Treasury obligations            28,100
      Investment securities                                   3,103
      Property and equipment                                164,126
      Deferred financing costs and other assets              21,768
      Long-term debt                                      (306,000)
      Deferred tax liability                               (24,345)
      Acquired customer base                                 57,500
      Sprint affiliation agreement                          215,000
      Goodwill                                              245,258
                                                            -------
      Total                                                $447,799
                                                           ========

     The Company is amortizing the acquired customer base over a period of 24 months and the Sprint Affiliation agreements over the remaining life of the agreements - approximately 18 years. None of the above goodwill is expected to be tax deductible.

     As a result of the US Unwired acquisition and the application of push down accounting that resulted, the Company has adjusted the basis of its assets, liabilities and shareholders' equity to reflect fair value on the closing date of the acquisition. As a result of this new basis, our consolidated balance sheets, results of operations and cash flows for periods subsequent to April 1, 2002, the closing date of the acquisition, are not comparable to those prior to the acquisition. The statements of operations and cash flows of the Company for the three and six months ended June 30, 2002 are each presented as two distinct periods; the three months prior to the merger ended March 31, 2002 and the three months subsequent to the merger ended June 30, 2002. Certain reclassifications have been made to our financial statements for periods prior to the acquisition in order to conform the presentation to the three-month period ended June 30, 2002.

3.   Details of Certain Balance Sheet Accounts

     Major categories of property and equipment consisted of the following:

                                                                             June 30,    December 31,
                                                                                 2002            2001
                                                                                 ----            ----
                                                                                  (In thousands)
     Land                                                                        $168            $169
     Buildings and leasehold improvements                                       9,135          11,680
     Facilities and equipment                                                 127,337         138,923
     Furniture, fixtures and vehicles                                           5,253           8,165
     Construction in progress                                                  32,889          37,023
                                                                               ------          ------
                                                                              174,782         195,960
     Less accumulated depreciation and amortization                             4,559          19,734
                                                                                -----          ------

                                                                             $170,223        $176,226
                                                                             ========        ========

     Goodwill and other intangibles consisted of the following:

                                                                       June 30, 2002     December 31, 2001,
                                                                       -------------     ------------------
                                                                               (In thousands)

      Goodwill                                                              $245,258                $50,599
      Sprint affiliation agreement                                           215,000                    ---
      Subscriber base                                                     57,500                     14,000
                                                                          ----------                 ------
                                                                             517,758                 64,599

      Less accumulated amortization                                           10,146                 11,897
                                                                              ------                 ------

                                                                            $507,612                $52,702
                                                                            ========                =======

4.   Long-Term Obligations

     Long-term obligations consisted of the following:

                                                                       June 30, 2002      December 31, 2001
                                                                       -------------      -----------------
                                                                                (In thousands)
     Debt outstanding under senior credit facilities:

        Bank credit facility                                                $190,000               $145,000
        Senior subordinated discount notes                                   136,365                152,407
                                                                             -------                -------

     Long-term obligations                                                  $326,365               $297,407
                                                                            ========               ========

     Senior Subordinated Discount Notes - 14%

     In February 2001, IWO issued 160,000 units, each consisting of $1,000 principal amount of 14% Senior Notes due January 15, 2011 and one warrant to purchase 12.50025 shares of IWO's class C common stock at an exercise price of $7.00 per share. On April 1, 2002, with the acquisition of IWO by US Unwired, the warrants were converted to US Unwired warrants, and each warrant is now exercisable for 12.96401 shares of US Unwired's common stock. Interest is payable semi-annually on January 15 and July 15 of each year. The gross proceeds from the offering were $160,000,000. Independent Wireless One Corporation is the sole guarantor of the senior notes. All of IWO's restricted subsidiaries formed or acquired after the issuance of the Notes that guarantee the Company's senior credit facility will also guarantee the Notes. The Notes are not guaranteed by US Unwired Inc. or any of its subsidiaries.

     Concurrently with the closing of the Notes, a portion of the proceeds of the offering was used to purchase a portfolio of U.S. government securities which will generate sufficient proceeds to make the first six scheduled interest payments on the senior notes. The account holding the investment securities and all of the securities and other items contained in the account have been pledged to the trustee for the benefit of the holders of the Notes.

     Senior Bank Credit Facility - $240 million

     Effective December 2000, the Company entered into an amended and restated secured bank credit facility under which it may borrow up to $240 million in the aggregate consisting of up to $70 million in revolving loans and $170 million in term loans. The senior bank credit facility matures in 2008. The term loans will be repaid in quarterly installments beginning in March 2004 and the revolver matures in March 2008. All loans under the senior bank credit facility bear interest at variable rates tied to the prime rate, the federal funds rate or LIBOR. The senior bank credit facility is secured by all of the assets of the Company and its subsidiaries. At June 30, 2002, the Company had $48.4 million available under this facility.

     The Company must comply with certain financial and operating covenants for the subordinated discount notes and the senior bank credit facility and at June 30, 2002 the Company was in compliance with these restrictive covenants.

5.   Goodwill and Other Intangible Assets - Adoption of Statement 142

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

     The Company adopted these new rules on accounting for goodwill and other intangible assets on January 1, 2002. During the second quarter of 2002, the Company completed the first of the required impairment tests of goodwill and indefinite lived assets as of January 1, 2002 and determined that the adoption of this provision of the new rules had no impact on the Company's financial statements.

     The following information provides net loss for the three and six-month periods ended June 30, 2001 adjusted to exclude amortization expense recognized in these periods related to goodwill.

                                                       Three-month period          Six-month period
                                                      ended June 30, 2001       ended June 30, 2001
                                                      -------------------       -------------------
                                                                   (In thousands)
          Reported net loss                                     $(16,708)                 $(31,427)
          Add back:  Goodwill amortization                            668                     1,336
                                                                      ---                     -----
          Adjusted net loss                                     $(16,040)                 $(30,091)
                                                                =========                 =========

6.   Changes in Accounting Estimate

     Effective April 1, 2002 and in connection with the acquisition by US Unwired, the Company began deferring activation expense in an amount equal to deferred activation revenue. The Company defers activation expense only to the extent of the deferred activation fee revenues. It is the Company's policy to defer both revenue for activation fees and the direct expense of acquiring the customer in equal amounts and amortize these amounts over the life of the customer relationship.

7.   Commitments and Contingencies

     The Sprint PCS licenses are subject to a requirement that the Company construct network facilities that offer coverage to 25% of the population or have substantial service in each of its Business Trading Areas ("BTAs") within five years from the grant of the licenses. As of June 30, 2002, management believes Sprint PCS has met the requirements necessary for the licenses that the Company operates for Sprint PCS under the Sprint PCS management agreements.

     The Company uses Sprint PCS to process all PCS subscriber billings including monthly recurring charges, airtime and other charges such as access and interconnect fees. The Company pays various fees to Sprint PCS for new subscribers as well as recurring monthly fees for services performed for existing customers including billing and management of customer accounts. Additionally, Sprint PCS has contracted with national retailers that sell handsets and service to new PCS subscribers in the Company's markets. Sprint PCS pays these national retailers a new subscriber commission and provides handsets to such retailers below cost. Sprint PCS passes these costs of commissions and the handset subsidies to the Company.

     The Company periodically reviews all charges from Sprint PCS and from time to time, the Company may dispute certain of these charges. Based upon the information provided to the Company by Sprint PCS to date, the Company believes the accompanying condensed consolidated balance sheet adequately reflects its obligation to Sprint PCS for these charges.

     On July 3, 2002, the FCC issued an order, involving Sprint PCS, that PCS wireless carriers could not unilaterally impose terminating long distance access charges pursuant to FCC commission rules. This FCC order did not preclude such charges when a contactual basis existed for such. The Company has previously received terminating long distance access revenues from Sprint PCS, who has asserted a claim to recover certain of these long distance access revenues from the Company as a result of this FCC order. The Company believes the accompanying consolidated balance sheet adequately reflects any amounts that may ultimately be determined to be due to Sprint PCS in connection with this matter.

8.   Income Taxes

     The Company's effective income tax rate for the interim periods presented is based on management's estimate of the Company's effective tax rate for the applicable year and differs from the federal statutory income tax rate primarily due to nondeductible permanent differences, state income taxes and changes in the valuation allowance for deferred tax assets. The Company's income or loss for tax purposes is included in the income tax return of the parent. However, the Company's income tax provision is computed on a separate basis.

9.   Condensed Consolidating Financial Information

     Independent Wireless One Leased Realty Corporation (the "Non-Guarantor"), a 100% wholly owned subsidiary of Independent Wireless One Corporation, is precluded from guaranteeing the debt of IWO Holdings, Inc. based on current agreements in effect. Independent Wireless One Corporation is not restricted from serving as a guarantor of the IWO Holdings, Inc. debt.

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

     The information which follows presents the condensed consolidating balance sheet as of June 30, 2002 and December 31, 2001 and the condensed consolidating results of operations and cash flows for the three and six-month periods ended June 30, 2002 and 2001 of (a) the Parent Company, IWO Holdings, Inc., (b) the "Guarantor", Independent Wireless One Corporation, and (c) the "Non-Guarantor", Independent Wireless One Leased Realty Corporation, and includes condsolidating entries and the Company on a consolidated basis.

Condensed Consolidating Balance Sheet

                                                                              June 30, 2002
                                                                              -------------
                                                                            Independent
                                                    IWO      Independent    Wireless One
                                                 Holdings,    Wireless     Leased Realty
                                                   Inc.       One Corp.        Corp.        Consolidating
                                                 (Parent)    (Guarantor)  (Non-guarantor)      Entries      Consolidated
                                                 --------    ----------    -------------       -------      ------------
                                                                             (In thousands)
ASSETS:
------
Current Assets
--------------
  Cash and cash equivalents                         $   ---       $  797          $    ---       $    ---           $ 797
  Subscriber receivables, net                           ---       10,281               ---            ---          10,281
  Investment securities at amortized cost -
  held to maturity                                      ---       54,077               ---            ---          54,077
  Restricted cash and US Treasury securities
  at amortized cost - held to maturity               33,849          ---               ---            ---          33,849
  Intercompany receivable (payable)                     ---        2,841           (2,841)            ---             ---
  Inventory                                             ---        4,560               ---            ---           4,560
  Prepaid expenses and other assets                     ---        1,861             2,865            ---           4,726
                                                        ---        -----             -----            ---           -----
  Total current assets                               33,849       74,417                24            ---         108,290
Restricted cash and US Treasury securities at
amortized cost - held to maturity                    10,100        8,000               ---            ---          18,100
Investment in subsidiary                            527,558          ---               ---      (527,558)             ---
Property and equipment, net                             ---      170,223               ---            ---         170,223
Goodwill and other intangible assets, net               ---      507,612               ---            ---         507,612
Promissory note                                         ---          174               ---            ---             174
Other                                                   ---       22,059               ---            ---          22,059
                                                        ---       ------               ---            ---          ------
Total assets                                      $ 571,507     $782,485            $   24     $(527,558)       $ 826,458
                                                  =========     ========            ======     ==========       =========

LIABILITIES AND STOCKHOLDERS'
-----------------------------
EQUITY
------
Current liabilities:
  Accounts payable                                  $   ---     $ 19,443            $  ---       $    ---         $19,443
  Accrued expenses                                   10,267       23,761                24            ---          34,052
                                                     ------       ------                --            ---          ------
  Total current liabilities                          10,267       43,204                24            ---          53,495
Deferred tax liability                                  ---       21,723               ---            ---          21,723
Long-term debt                                      136,365      190,000               ---            ---         326,365
                                                    -------                                           ---
Stockholders' equity:
  Common stock                                            1          ---               ---            ---               1
  Additional paid-in capital                        447,991      544,992               ---      (544,992)         447,991
  Retained deficit                                 (23,117)     (17,434)               ---         17,434        (23,117)
                                                   --------     --------               ---         ------        --------
Total stockholders' equity                          424,875      527,558               ---      (527,558)         424,875
                                                    -------      -------               ---      ---------         -------

Total liabilities and stockholders' equity         $571.507    $ 782,485             $  24    $ (527,558)        $826,458
                                                   ========    =========             =====    ===========        ========

Condensed Consolidating Balance Sheet

                                                                            December 31, 2001
                                                                            -----------------

                                                                            Independent
                                                    IWO      Independent    Wireless One
                                                 Holdings,    Wireless     Leased Realty
                                                   Inc.       One Corp.        Corp.        Consolidating
                                                 (Parent)    (Guarantor)  (Non-guarantor)      Entries      Consolidated
                                                 --------    ----------    -------------       -------      ------------
                                                                             (In thousands)
ASSETS:
-------
Current Assets
--------------
  Cash and cash equivalents                      $    ---      $  3,394         $    ---        $    ---         $ 3,394
  Subscriber receivables, net                         ---        10,001              ---             ---          10,001
  Investment securities at amortized cost -
  held to maturity                                    ---        56,519              ---             ---          56,519
  Restricted cash and US Treasury securities
  at amortized cost - held to maturity             33,858           ---              ---             ---          33,858
  Intercompany receivable                         156,464        55,979               24       (212,467)             ---
  Inventory                                           ---         4,375              ---             ---           4,375
  Prepaid expenses and other assets                   ---         5,128            1,662             ---           6,790
                                                      ---         -----            -----             ---           -----
  Total current assets                            190,322       135,396            1,686       (212,467)         114,937
Restricted cash and US Treasury securities at
amortized cost--held to maturity                   19,861         8,000              ---             ---          27,861
Investment in subsidiary                           74,492           ---              ---        (74,492)             ---
Property and equipment, net                           ---       176,226              ---             ---         176,226
Goodwill and other intangible assets, net             ---        52,702              ---             ---          52,702
Promissory note                                       ---           194              ---             ---             194
Other                                                 ---        24,040              ---             ---          24,040
Investment securities at amortized cost--held
to maturity                                           ---        17,161              ---             ---          17,161
                                                      ---        ------              ---             ---          ------
Total assets                                    $ 284,675      $413,719        $   1,686      $(286,959)       $ 413,121
                                                =========      ========        =========      ==========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:

  Accounts payable                                $   ---      $ 16,264         $    ---        $    ---         $16,264
  Intercompany payable                             54,317       156,488            1,662       (212,467)             ---
  Accrued expenses                                 10,267        33,172               24             ---          43,463
                                                   ------        ------               --             ---          ------
  Total current liabilities                        64,584       205,924            1,686       (212,467)          59,727
Long-term debt                                    152,407       145,000              ---             ---         297,407
                                                ---------                                     ----------
Stockholders' equity:
  Common stock                                        377         2,750              ---         (2,750)             377
  Treasury stock at cost                            (598)           ---              ---             ---           (598)
  Additional paid-in capital                      196,002       173,303              ---       (185,000)         184,305
  Retained deficit                              (128,097)     (113,258)              ---         113,258       (128,097)
                                                ---------     ---------              ---         -------       ---------
Total stockholders' equity                         67,684        62,795              ---        (74,492)          55,987
                                                   ------        ------              ---        --------          ------

Total liabilities and stockholders' equity       $284,675     $ 413,719          $ 1,686     $ (286,959)        $413,121
                                                 ========     =========          =======     ===========        ========

Condensed Consolidating Statement of Operations

                                                                 Three-month period ended June 30, 2002
                                                                 --------------------------------------

                                                                             Independent
                                                    IWO      Independent    Wireless One
                                                 Holdings,    Wireless      Leased Realty
                                                   Inc.       One Corp.         Corp.        Consolidating
                                                 (Parent)    (Guarantor)   (Non-guarantor)      Entries      Consolidated
                                                 --------    ----------     -------------       -------      ------------
                                                                             (In thousands)

Revenues                                           $    ---     $ 39,576           $  3,430      $  (3,430)      $ 39,576
Operating expenses                                      ---       56,854              3,430         (3,430)        56,854
                                                        ---       ------              -----         -------        ------

Operating loss                                          ---     (17,278)                ---             ---      (17,278)

Other income (expense)
 Interest expense                                   (5,965)      (3,314)                ---             ---       (9,279)
 Interest income                                        282          536                ---             ---           818
                                                        ---          ---                ---             ---           ---
  Total other expense                               (5,683)      (2,778)                ---             ---       (8,461)

 Equity in losses of wholly-owned subsidiaries     (17,434)          ---                ---          17,434           ---
                                                   --------          ---                ---          ------           ---

Net loss before income benefit                     (23,117)     (20,056)                ---          17,434      (25,739)
Income tax benefit                                      ---        2,622                ---                         2,622
                                                        ---        -----                ---                         -----
Net loss                                         $ (23,117)    $(17,434)            $   ---        $ 17,434    $ (23,117)
                                                 ==========    =========            =======        ========    ==========


Condensed Consolidating Statement of Operations

                                                                 Three-month period ended June 30, 2001
                                                                 --------------------------------------

                                                                            Independent
                                                    IWO      Independent    Wireless One
                                                 Holdings,    Wireless     Leased Realty
                                                   Inc.       One Corp.        Corp.        Consolidating
                                                 (Parent)    (Guarantor)  (Non-guarantor)       Entries      Consolidated
                                                 --------    ----------    -------------        -------      ------------
                                                                             (In thousands)

Revenues                                           $    ---     $ 24,866          $  1,967       $  (1,967)      $ 24,866
Operating expenses                                      ---       36,020             1,967          (1,967)        36,020
                                                        ---       ------             -----          -------        ------

Operating loss                                          ---     (11,154)               ---              ---      (11,154)

Other income (expense)
 Interest expense                                   (4,758)      (3,135)               ---              ---       (7,893)
 Interest income                                        674        1,665               ---              ---         2,339
                                                        ---        -----               ---              ---         -----
  Total other expense                               (4,084)      (1,470)               ---              ---       (5,554)

Equity in losses of wholly-owned subsidiaries      (12,624)          ---               ---           12,624           ---
                                                   --------          ---               ---           ------           ---

Net loss                                         $ (16,708)   $ (12,624)           $   ---         $ 12,624    $ (16,708)
                                                 ==========   ==========           =======         ========    ==========

Condensed Consolidating Statement of Operations

                     January 1, 2002 through March 31, 2002
                     --------------------------------------

                                                                             Independent
                                                    IWO      Independent    Wireless One
                                                 Holdings,    Wireless      Leased Realty
                                                   Inc.       One Corp.         Corp.        Consolidating
                                                 (Parent)    (Guarantor)   (Non-guarantor)      Entries      Consolidated
                                                 --------    ----------     -------------       -------      ------------
                                                                             (In thousands)

Revenues                                           $    ---     $ 35,536           $  3,092      $  (3,092)       $35,536
Operating expenses                                      ---       55,724              3,092         (3,092)        55,724
                                                        ---       ------              -----         -------        ------

Operating loss                                          ---     (20,188)                ---             ---      (20,188)

Other income (expense):
 Interest expense                                   (5,096)      (2,968)                ---             ---       (8,064)
 Interest income                                        483          933                ---             ---         1,416
                                                        ---          ---                ---             ---         -----
  Total other expense                               (4,613)      (2,035)                ---             ---       (6,648)

 Equity in losses of subsidiaries                  (22,223)          ---                ---          22,223           ---
                                                   --------          ---                ---          ------           ---

Net loss before income tax benefit                 (22,223)          ---                ---          22,223           ---
Income tax benefit                                      ---          ---                ---             ---           ---
                                                        ---          ---                ---             ---           ---
Net loss                                          $(22,223)   $ (22,223)            $   ---        $ 22,223    $ (26,836)
                                                  =========   ==========            =======        ========    ==========

Condensed Consolidating Statement Operations

                       April 1, 2002 through June 30, 2002
                       -----------------------------------

                                                                                Independent
                                                      IWO      Independent     Wireless One
                                                   Holdings,    Wireless       Leased Realty
                                                     Inc.       One Corp.         Corp.        Consolidating
                                                   (Parent)    (Guarantor)   (Non-guarantor)      Entries      Consolidated
                                                   --------    ----------     -------------       -------      ------------
                                                                             (In thousands)

Revenues                                           $    ---     $ 39,576           $  3,430      $  (3,430)      $ 39,576
Operating expenses                                      ---       56,854              3,430         (3,430)        56,854
                                                        ---       ------              -----         -------        ------

Operating loss                                          ---     (17,278)                ---             ---      (17,278)

Other income (expense):
 Interest expense                                   (5,965)      (3,314)                ---             ---       (9,279)
 Interest income                                        282          536                ---             ---           818
                                                        ---          ---                ---             ---           ---
  Total other expense                               (5,683)      (2,778)                ---             ---       (8,461)

 Equity in losses of subsidiaries                  (17,434)          ---                ---          17,434           ---
                                                   --------          ---                ---          ------           ---

Net loss before income tax benefit                 (23,117)     (20,056)                ---          17,434      (25,739)
Income tax benefit                                      ---        2,622                ---                         2,622
                                                        ---        -----                ---                         -----
Net loss                                         $ (23,117)    $(17,434)            $   ---        $ 17,434    $ (23,117)
                                                 ==========    =========            =======        ========    ==========

Condensed Consolidating Statement of Operations

                                                                  Six-month period ended June 30, 2001
                                                                  ------------------------------------

                                                                             Independent
                                                    IWO      Independent    Wireless One
                                                 Holdings,    Wireless      Leased Realty
                                                   Inc.       One Corp.         Corp.          Consolidating
                                                 (Parent)    (Guarantor)   (Non-guarantor)        Entries     Consolidated
                                                 --------    ----------     -------------         -------     ------------
                                                                             (In thousands)

Revenues                                           $    ---     $ 45,213           $  3,560      $  (3,560)      $ 45,213
Operating expenses                                      ---       66,451              3,560         (3,560)        66,451
                                                        ---       ------              -----         -------        ------

Operating loss                                          ---     (21,238)                ---             ---      (21,238)

Other income (expense):
 Interest expense                                   (7,711)      (6,646)                ---             ---      (14,357)
 Interest income                                      1,119        3,049                ---             ---         4,168
                                                      -----        -----                ---             ---         -----
  Total other expense                               (6,592)      (3,597)                ---             ---      (10,189)

Equity in losses of wholly-owned subsidiaries      (24,835)          ---                ---          24,835           ---
                                                   --------          ---                ---          ------           ---

            Net loss                              $(31,427)   $ (24,835)            $   ---       $  24,835    $ (31,427)
                                                  =========   ==========            =======       =========    ==========


Condensed Consolidating Statement of Cash Flows

                     January 1, 2002 through March 31, 2002
                     --------------------------------------

                                                                                Independent
                                                    IWO         Independent    Wireless One
                                                    Holdings,     Wireless     Leased Realty
                                                    Inc.         One Corp.         Corp.       Consolidating
                                                     (Parent)   (Guarantor)   (Non-guarantor)     Entries      Consolidated
                                                     --------   ----------     -------------      -------      ------------
Cash flows from operating activities:                                            (In thousands)
-------------------------------------
Net cash provided by (used in) operating
  activities                                       $(10,717)     $ (4,151)          $   ---        $   ---      $ (14,868)
Cash flows from investing activities:
-------------------------------------
Release of restricted cash and U.S. Treasury
  securities                                          10,717           ---              ---            ---          10,717
Payments for the purchase of equipment                   ---      (29,144)              ---            ---        (29,144)
Maturities of marketable securities                      ---         6,000              ---            ---           6,000
                                                         ---         -----              ---            ---           -----
Net cash provided by (used in) investing
  activities                                          10,717      (23,144)              ---            ---        (12,427)

Cash flows from financing activities:
-------------------------------------
Proceeds from long-term debt                             ---        40,000              ---            ---          40,000
Principal payments of long-term debt                     ---      (15,000)              ---            ---        (15,000)
Net cash provided by financing activities                ---        25,000              ---            ---          25,000
                                                         ---        ------              ---            ---          ------

Net decrease in cash and cash equivalents                ---       (2,295)              ---            ---         (2,295)
Cash and cash equivalents at beginning of period         ---         3,394              ---            ---           3,394
                                                         ---         -----              ---            ---           -----
Cash and cash equivalents at end of period           $   ---      $  1,099          $   ---        $   ---         $ 1,099
                                                     =======      ========          =======        =======         =======

Condensed Consolidating Statement of Cash Flows

                       April 1, 2002 through June 30, 2002
                       -----------------------------------

                                                                                  Independent
                                                       IWO        Independent    Wireless One
                                                     Holdings,      Wireless     Leased Realty
                                                       Inc.        One Corp.         Corp.       Consolidating
                                                     (Parent)     (Guarantor)   (Non-guarantor)     Entries    Consolidated
                                                     --------      ---------     -------------      -------    ------------
Cash flows from operating activities:                                            (In thousands)
-------------------------------------
Net cash provided by (used in) operating
  activities                                           $ 284    $ (17,295)          $   ---        $   ---     $ (17,011)
Cash flows from investing activities:
-------------------------------------
Release of restricted cash and U.S. Treasury
  securities                                           (284)           ---              ---            ---          (284)
Payments for the purchase of equipment                   ---      (16,492)              ---            ---       (16,492)
Maturities of marketable securities                      ---        13,465              ---            ---         13,465
                                                         ---        ------              ---            ---         ------
Net cash provided by (used in) investing
  activities                                           (284)       (3,027)              ---            ---        (3,311)

Cash flows from financing activities:
-------------------------------------
Proceeds from long-term debt                             ---        20,000              ---            ---         20,000
Proceeds from promissory notes                           ---            20              ---            ---             20
                                                         ---            --                                             --
Net cash provided by financing activities                ---        20,020              ---            ---         20,020
                                                         ---        ------              ---            ---         ------

Net decrease in cash and cash equivalents                ---         (302)              ---            ---          (302)
Cash and cash equivalents at beginning of period         ---         1,099              ---            ---          1,099
                                                         ---         -----              ---            ---          -----
Cash and cash equivalents at end of period           $   ---        $  797          $   ---        $   ---         $  797
                                                     =======        ======          =======        =======         ======


Condensed Consolidating Statement of Cash Flows

                                                                      Six-month period ended June 30, 2001
                                                                      ------------------------------------

                                                                Independent     Independent
                                                       IWO        Wireless     Wireless One
                                                     Holdings,    One Corp.     Leased Realty
                                                       Inc.     (Guarantor)        Corp.       Consolidating   Consolidated
                                                     (Parent)   -----------   (Non-guarantor)     Entries      ------------
                                                     --------                  -------------      -------
Cash flows from operating activities:                                            (In thousands)
-------------------------------------
Net cash provided by (used in) operating
  activities                                         $(98,048)       $76,181          $   ---        $   ---      $ (21,867)
Cash flows from investing activities:
-------------------------------------
Release of restricted cash and U.S. Treasury
  securities                                          (62,572)           ---              ---            ---        (62,572)
Payments for the purchase of equipment                     ---      (28,927)              ---            ---        (28,927)
Maturities of marketable securities                        ---        12,371              ---            ---          12,371
Purchase of marketable securities                          ---     (105,328)              ---            ---       (105,328)
                                                           ---     ---------              ---            ---       ---------
Net cash used in investing activities                 (62,572)     (121,884)              ---            ---       (184,456)

Cash flows from financing activities:
-------------------------------------
Proceeds from long-term debt                           160,000        30,000              ---            ---         190,000
Debt issuance costs                                        ---       (7,343)              ---            ---         (7,343)
Other financing activities                                 620           ---              ---            ---             620
                                                           ---           ---              ---            ---             ---
Net cash provided by financing activities              160,620        22,657              ---            ---         183,277
                                                       -------        ------              ---            ---         -------

Net decrease in cash and cash equivalents                  ---      (23,046)              ---            ---        (23,046)
Cash and cash equivalents at beginning of period           ---        36,313              ---            ---          36,313
                                                           ---        ------              ---            ---          ------
Cash and cash equivalents at end of period             $   ---      $ 13,267          $   ---        $   ---        $ 13,267
                                                       =======      ========          =======        =======        ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements, which are statements about future business strategy, operations and capabilities, construction plan, construction schedule, financial projections, plans and objectives of management, expected actions of third parties and other matters. Forward-looking statements often include words like believes, belief, expects, plans, anticipates, intends, projects, estimates, may, might, would or similar words. Forward-looking statements speak only as of the date of this report. They involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different. In addition to the investment considerations described elsewhere, specific factors that might cause such a difference include, but are not limited to (i) our ability to integrate operations and finance future growth opportunities; (ii) our dependence on Sprint PCS; (iii) our ability to expand our Sprint PCS network or to upgrade the Sprint PCS network to accommodate new technologies; (iv) limited operating history in the PCS market and anticipation of future losses; (v) potential fluctuations in operating results; (vi) changes or advances in technology; (vii) changes in law or government regulation; (viii) competition in the industry and markets in which we operate; (ix) future acquisitions; (x) our ability to attract and retain skilled personnel; (xi) our dependence on contractor and consultant services, network implementation and information technology support;
(xii) our potential inability to expand the services and related products we provide in the event of substantial increases in demand in excess of supply for network and handset equipment and related services and products; (xiii) the availability at acceptable terms of sufficient funds to pay for our business plans; (xiv) changes in labor, equipment and capital costs; (xv) any inability to comply with the indentures that govern our senior notes or credit agreements;
(xvi) changes in management; and (xvii) general economic and business conditions.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, activation fee revenues and related expense, revenue recognition of credit challenged customers, contract cancellation fees, inventory reserves, intangible assets and contingencies. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may vary from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our significant judgments and estimates used in the preparation of our consolidated financial statements.

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of customers to make payments. If the financial conditions of our customers deteriorate, resulting from the customers' inability to make payments, additional allowances will be required.

We provide additional allowances for economically challenged customers that have been granted limited credit and recognize the revenue only after the customer has made an initial payment. If these credit challenged customers fail to make payments after making an initial payment, additional allowances may be required.

We recognize only a portion of contract cancellation fees billed to customers that disconnect service prior to fulfilling the contractual length of service, as there is no assurance that all contract cancellation fees that are billed will be collected. If the collections on contract cancellation fees are less than that recognized, additional allowances may be required.

We defer revenues collected for activation fees over the estimated life of the subscriber relationship, which we believe to be 15-24 months, based upon our historical trends of average customer lives and discussions with Sprint PCS. We also defer an activation expense in an amount equal to activation fee revenue and amortize this expense in an amount equal to the activation fee revenue over the life of the subscriber relationship. If the estimated life of the subscriber relationship increases or decreases, the amounts of deferred revenue and deferred expense will be adjusted over the revised estimated life of the subscriber relationship.

We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be necessary.

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

We rely on Sprint PCS for much of our billing information and based upon the timing of that information, make certain assumptions that the information is accurate and that it is consistent with historical trends. While we believe our basis for making such assumptions are reasonable, actual results may vary from these estimates.

Overview

Through our subsidiary, Independent Wireless One Corporation ("IWO"), we provide wireless personal communication services, commonly referred to as PCS, to an area containing 6.3 million residents in the northeastern United States. Our territory extends from suburban New York City (Orange and Sullivan Counties) north to the Canadian border and reaches from the eastern suburbs of Rochester to Syracuse, Ithaca, Binghamton and Elmira in central New York State (and extending into a small portion of north central Pennsylvania), east to include all of Vermont and New Hampshire (except Nashua, New Hampshire) and a portion of western Massachusetts. We are a network partner of Sprint PCS, the personal communications services group of Sprint Corporation. Sprint PCS, directly and through affiliates like us, provides wireless services in more than 4,000 cities and communities across the country. We have the exclusive right to provide digital PCS services under the Sprint(R) and Sprint PCS(R) brand names in our service area.

On April 1, 2002, 100% of our outstanding stock was acquired by US Unwired Inc. ("US Unwired"). US Unwired provides PCS services and related products to customers in the southeastern United States as part of Sprint PCS's network. US Unwired's service area, prior to acquiring us, consisted of 11.3 million residents in Louisiana, Texas, Florida, Arkansas, Mississippi, Georgia and Alabama. Each share of our stock was converted to 1.0371 shares of US Unwired common stock. As a result, approximately 37.6 million outstanding shares of IWO stock were converted to approximately 39.0 million shares of US Unwired common stock. In addition, 6.9 million shares of US Unwired common stock were reserved for issuance upon exercise of IWO options, IWO Founders and Management Warrants and IWO High Yield Warrants based upon the same conversion ratio.

As a result of the US Unwired acquisition and the application of push down accounting that resulted, we adjusted the basis of our assets, liabilities and shareholders' equity to reflect fair value on the closing date of the acquisition. As a result of this new basis, our consolidated balance sheets, results of operations and cash flows for periods subsequent to April 1, 2002, the closing date of the acquisition, are not comparable to those prior to the acquisition. Our statements of operations and cash flows for the three and six months ended June 30, 2002 are each presented as two distinct periods; the three months prior to the merger ended March 31, 2002 and the three months subsequent to the merger ended June 30, 2002. Certain reclassifications have been made to our financial statements for periods prior to the acquisition in order to conform the presentation to the three-month period ended June 30, 2002.

For discussion purposes, we have combined the three month period of January 1, 2002 to March 31, 2002 (pre-acqusition period) and the three month period of April 1, 2002 to June 30, 2002 (post-acquisition period) for comparison to the six month period ended June 30, 2001.

                                                                      For the three months ended      For the six months ended
                                                                                  June 30,                    June 30,
                                                                               2002         2001          2002            2001
                                                                               ----         ----          ----            ----
Revenues:
      Subscriber                                                            $28,427      $16,166       $54,392         $29,332
      Roaming                                                                 9,108        7,051        16,122          13,016
      Merchandise sales                                                       2,034        1,649         4,588           2,865
      Other revenue                                                               7          ---            10             ---
                                                                                  -          ---            --             ---

     Total revenue                                                           39,576       24,866        75,112          45,213
Expense:
      Cost of service                                                        18,837       15,445        36,369          27,928
      Merchandise cost of sales                                               2,708        2,405         7,285           4,248
      General and administrative                                             11,966        7,486        31,348          14,199
      Sales and marketing                                                     8,638        6,165        17,157          11,200
      Non-cash stock compensation                                               ---           97           ---             308
      Depreciation and amortization                                          14,705        4,422        20,419           8,568
                                                                             ------        -----        ------           -----
Total operating expense                                                      56,854       36,020       112,578          66,451
                                                                             ------       ------       -------          ------
Operating loss                                                             (17,278)     (11,154)      (37,466)        (21,238)
Other expense:
      Interest expense, net                                                 (8,461)      (5,554)      (15,109)        (10,189)
                                                                            -------      -------      --------        --------
Loss before income tax benefit                                             (25,739)     (16,708)      (52,575)        (31,427)
Income tax benefit                                                            2,622          ---         2,622             ---
                                                                              -----          ---         -----             ---
Net loss                                                                  $(23,117)    $(16,708)     $(49,953)       $(31,427)
                                                                          =========    =========     =========       =========

                                                                                   For the six months ended
                                                                                            June 30,
                                                                                       2002         2001
                                                                                       ----         ----
Cash flows from operating activities
------------------------------------

Net cash used in operating activities                                                 $(31,879)    $(21,867)

Cash flows from investing activities
------------------------------------

Release of restricted and US Treasury securities                                         10,433     (62,572)
Payments for the purchase of equipment                                                 (45,636)     (28,927)
Proceeds on maturities of marketable securities                                          19,465       12,371
Purchase of marketable securities                                                           ---    (105,328)
                                                                                            ---    ---------

Net cash used in investing activities                                                  (15,738)    (184,456)

Cash flows from financing activities
------------------------------------

Proceeds from long-term debt                                                             60,000      190,000
Debt issuance costs                                                                         ---      (7,343)
Principal payments of long-term debt                                                   (15,000)          ---
Proceeds from note receivable                                                                20          396
Proceeds from stock options exercised                                                       ---          397
Purchase of treasury stock                                                                  ---        (173)
                                                                                            ---        -----

Net cash provided by financing activities                                                45,020      183,277
                                                                                         ------      -------

Net decrease in cash and cash equivalents                                               (2,597)     (23,046)

Cash and cash equivalents at beginning of period                                          3,394       36,313
                                                                                          -----       ------

Cash and cash equivalents at end of period                                                 $797      $13,267
                                                                                           ====      =======

Three Month Period Ended June 30, 2002 Compared to the Three Month Period Ended June 30, 2001

Subscriber Additions

As of June 30, 2002, we provided personal communication services to 181,800 customers as compared to 102,600 customers at June 30, 2001. We added 12,600 customers during the three-month period ended June 30, 2002 as compared to 11,000 new customers during the three-month period ended June 30, 2001. The increased customers are attributable to the expansion of the network within our existing markets as well as the expansion into new markets within our territory. We do not include in our customer base an estimate of customers that never make their initial payment.

Revenues

                                                               Three-month period ended June 30,
                                                                         2002               2001
                                                                         ----               ----
                                                                          (In thousands)

          Subscriber revenues                                         $28,427            $16,166
          Roaming revenues                                              9,108              7,051
          Merchandise sales                                             2,034              1,649
          Other revenues                                                    7                ---
                                                                            -                ---

                Total revenues                                        $39,576            $24,866
                                                                      =======            =======

Subscriber revenues

Total subscriber revenues were $28.4 million for the three-month period ended June 30, 2002 as compared to $16.2 million for the three-month period ended June 30, 2001, representing an increase of $12.2 million and was primarily the result of an increase in subscribers.

Roaming revenues

Roaming revenues were $9.1 million for the three-month period ended June 30, 2002 as compared to $7.1 million for the three-month period ended June 30, 2001, representing an increase of $2.0 million and was primarily the result of a higher volume of Sprint PCS(R) subscribers traveling through our markets and the expansion of our network coverage. We are continuing to expand our service by upgrading network equipment and adding cell sites in certain markets that we believe will help us provide better service.

Merchandise sales

Merchandise sales were $2.0 million for the three-month period ended June 30, 2002 as compared to $1.6 million for the three-month period ended June 30, 2001, representing an inrease of $.4 million and related to subscriber additions. The cost of handsets typically exceeds the amount received from our subscribers because we subsidize the price of handsets to remain competitive in the marketplace.

Operating Expenses

                                                               Three-month period ended June 30,
                                                                         2002               2001
                                                                         ----               ----
                                                                          (In thousands)
          Cost of service                                             $18,837            $15,445
          Merchandise cost of sales                                     2,708              2,405
          General & administrative                                     11,966              7,486
          Sales & marketing                                             8,638              6,165
          Non-cash stock compensation                                     ---                 97
          Depreciation & amortization                                  14,705              4,422
                                                                       ------              -----

                Total operating expenses                              $56,854            $36,020
                                                                      =======            =======

Cost of service

Cost of service was $18.8 million for the three-month period ended June 30, 2002 as compared to $15.4 million for the three-month period ended June 30, 2001, representing an increase of $3.4 million, which primarily related to an increase in carrier roaming expenses and circuit and usage costs as a result of our larger subscriber base and market coverage.

Merchandise cost of sales

Merchandise cost of sales was $2.7 million for the three-month period ended June 30, 2002 as compared to $2.4 million for the three-month period ended June 30, 2001, representing a increase of $.3 million and primarily related to the addition of new subscribers. The cost of handsets typically exceeds the amount received from our subscribers because we subsidize the price of handsets to remain competitive in the marketplace.

General and administrative expenses

General and administrative expenses were $12.0 million for the three-month period ended June 30, 2002 as compared to $7.5 million for the three-month period ended June 30, 2001, representing an increase of $4.5 million and was primarily related to billing cost, servicing costs and bad debt expense due to our increased subscriber base.

Sales and marketing expenses

Sales and marketing expenses were $8.6 million for the three-month period ended June 30, 2002 as compared to $6.2 million for the three-month period ended June 30, 2001, representing an increase of $2.4 million that primarily relates to increases in direct selling headcount and commissions paid for new subscribers to national third party retailers contracted to sell our product.

Depreciation and amortization expense

Depreciation and amortization expense was $14.7 million for the three-month period ended June 30, 2002 as compared to $4.4 million for the three-month period ended June 30, 2001, representing an increase of $10.3 million and was primarily due to the amortization of intangible assets. Net property and equipment for our PCS markets increased to $170.2 million at June 30, 2002 from $144.4 million at June 30, 2001.

Operating loss

The operating loss was $17.3 million for the three-month period ended June 30, 2002 as compared to $11.2 million for the three-month period ended June 30, 2001, representing an increase of $6.1 million that was primarily due to increases in subscriber revenue offset by the cost of adding new subscribers and increased depreciation costs associated with building out our markets.

Other Income/(Expense)

                                                             Three-month period ended June 30,
                                                                            2002          2001
                                                                            ----          ----
                                                                         ( In thousands)
    Interest expense                                                   $ (9,279)     $ (7,893)
    Interest income                                                          818         2,339
                                                                             ---         -----
    Total other expense                                                $ (8,461)     $ (5,554)
                                                                       =========     =========

Interest expense was $9.3 million for the three-month period ended June 30, 2002 as compared to $7.9 million for the three-month period ended June 30, 2001, representing an increase of $1.4 million. The increase in interest expense resulted from the increase in outstanding debt. Our outstanding debt was $326.4 million at June 30, 2002 as compared to $262.2 million at June 30, 2001.

Interest income was $.8 million for the three-month period ended June 30, 2002 as compared to $2.3 million for the three-month period ended June 30, 2001, representing a decrease of $1.5 million. The decrease was primarily due to less cash and cash equivalents available for investment and a decrease in interest rates.

Six-Month Period Ended June 30, 2002 Compared to the Six-Month Period Ended June 30, 2001:

Subscriber Additions

As of June 30, 2002, we provided personal communication services to 181,800 customers as compared to 102,600 customers at June 30, 2001. We added 26,500 customers during the six-month period ended June 30, 2002 as compared to 21,000 new customers during the six-month period ended June 30, 2001. The increased customers are attributable to the expansion of the network within our existing markets as well as the expansion into new markets within our territory. We do not include in our customer base an estimate of customers that never make their initial payment.

Revenues

                                                                 Six-month period ended June 30,
                                                                         2002               2001
                                                                         ----               ----
                                                                          (In thousands)

          Subscriber revenues                                         $54,392            $29,332
          Roaming revenues                                             16,122             13,016
          Merchandise sales                                             4,588              2,865
          Other revenues                                                   10                ---
                                                                           --                ---

                Total revenues                                        $75,112            $45,213
                                                                      =======            =======

Subscriber revenues

Total subscriber revenues were $54.4 million for the six-month period ended June 30, 2002 as compared to $29.3 million for the six-month period ended June 30, 2001, representing an increase of $25.1 million and was primarily the result of an increase in subscribers.

Roaming revenues

Roaming revenues were $16.1 million for the six-month period ended June 30, 2002 as compared to $13.0 million for the six-month period ended June 30, 2001, representing an increase of $3.1 million and was primarily the result of a higher volume of Sprint PCS(R) subscribers traveling through our markets and the expansion of our network coverage. We are continuing to expand our service by upgrading network equipment and adding cell sites in certain markets that we believe will help us provide better service.

Merchandise sales

Merchandise sales were $4.6 million for the six-month period ended June 30, 2002 as compared to $2.9 million for the six-month period ended June 30, 2001, representing an increase of $1.7 million and related to subscriber additions. The cost of handsets typically exceeds the amount received from our subscribers because we subsidize the price of handsets to remain competitive in the marketplace.

Operating Expenses

                                                                 Six-month period ended June 30,
                                                                         2002               2001
                                                                         ----               ----
                                                                          (In thousands)
          Cost of service                                             $36,369            $27,928
          Merchandise cost of sales                                     7,285              4,248
          General & administrative                                     31,348             14,199
          Sales & marketing                                            17,157             11,200
          Non-cash stock compensation                                     ---                308
          Depreciation & amortization                                  20,419              8,568
                                                                       ------              -----

                Total operating expenses                             $112,578            $66,451
                                                                     ========            =======

Cost of service

Cost of service was $36.4 million for the six-month period ended June 30, 2002 as compared to $27.9 million for the six-month period ended June 30, 2001, representing an increase of $8.5 million, which primarily related to an increase in carrier roaming expenses and circuit and usage costs as a result of our larger subscriber base and market coverage.

Merchandise cost of sales

Merchandise cost of sales was $7.3 million for the six-month period ended June 30, 2002 as compared to $4.2 million for the six-month period ended June 30, 2001, representing an increase of $3.1 million and primarily related to the addition of new subscribers. The cost of handsets typically exceeds the amount received from our subscribers because we subsidize the price of handsets to remain competitive in the marketplace.

General and administrative expenses

General and administrative expenses were $31.3 million for the six-month period ended June 30, 2002 as compared to $14.2 million for the six-month period ended June 30, 2001, representing an increase of $17.1 million and was primarily related to billing costs, servicing costs, bad debt expense related to the increase in our subscribers and merger related expenses related to the US Unwired acquisition.

Sales and marketing expenses

Sales and marketing expenses were $17.2 million for the six-month period ended June 30, 2002 as compared to $11.2 million for the six-month period ended June 30, 2001, representing an increase of $6.0 million that primarily relates to increases in direct selling headcount and commissions paid to local and national third party retailers contracted to sell our product.

Depreciation and amortization expense

Depreciation and amortization expense was $20.4 million for the six-month period ended June 30, 2002 as compared to $8.6 million for the six-month period ended June 30, 2001, representing an increase of $11.8 million and was primarily due to the amortization of intangible assets. Net property and equipment for our PCS markets increased to $170.2 million at June 30, 2002 from $144.4 million at June 30, 2001.

Operating loss

The operating loss was $37.5 million for the six-month period ended June 30, 2002 as compared to $21.2 million for the six-month period ended June 30, 2001, representing an increase of $16.3 million that was primarily due to increases in subscriber revenue offset by the cost of adding new subscribers and increased depreciation costs associated with building out our markets.

Other Income/(Expense)

                                                              Six-month period ended June 30,
                                                                            2002          2001
                                                                            ----          ----
                                                                         ( In thousands)
    Interest expense                                                   $(17,343)     $(14,357)
    Interest income                                                        2,234         4,168
                                                                           -----         -----
    Total other expense                                                $(15,109)     $(10,189)
                                                                       =========     =========

Interest expense was $17.3 million for the six-month period ended June 30, 2002 as compared to $14.4 million for the six-month period ended June 30, 2001, representing an increase of $2.9 million. Our outstanding debt was $326.4 million at June 30, 2002 as compared to $262.2 million at June 30, 2001.

Interest income was $2.2 million for the six-month period ended June 30, 2002 as compared to $4.2 million for the six-month period ended June 30, 2001, representing a decrease of $2.0 million. The decrease was primarily due to less cash and cash equivalents available for investment and a decrease in interest rates.

Liquidity and Capital Resources

As of June 30, 2002, we had $.8 million in cash and cash equivalents, $54.1 million in investment securities, $51.9 million in restricted cash and US Treasury securities for our senior notes and total availability in revolving loans under our senior bank credit facility of $48.4 million.

We are an unrestricted subsidiary of US Unwired. Funds available under our senior bank credit facility and cash flow can only be used by us, and, respectively, funds available under US Unwired's senior bank credit facility and cash flow can only be used by US Unwired.

We used $31.9 million of cash in operating activities during the six-month period ended June 30, 2002. The $15.7 million of cash used in investing activities during the six-month period ended June 30, 2002 includes cash outlays of $45.6 million for capital expenditures, partially offset by the $10.4 million release of restricted cash and U.S. Treasury securities to be used to pay interest related to the senior notes, and by $19.5 million in proceeds from matured investments. The $45.0 million in cash provided by financing activities during the six-month period ended June 30, 2002 consisted of the borrowings under the senior credit facility net of repayments.

We expect that cash and cash equivalents and our investments in securities, together with future advances under the senior bank credit facility, will fund our capital expenditures and our working capital requirements through 2004, at which time we anticipate we will be cash flow positive. The senior bank credit facility and senior notes are subject to certain restrictive covenants including maintaining certain financial ratios, attaining defined subscriber growth and network coverage goals, and limiting annual capital expenditures. Further, the senior bank credit facility and senior note indenture restrict the payment of dividends on our common stock.

As of June 30, 2002, management believes that we are in compliance with all financial and operational covenants associated with our senior credit facility, senior notes and agreements with Sprint PCS.

Seasonality

Like the wireless communications industry in general, there is an increase in subscriber additions in the fourth quarter due to the holiday season. A greater number of phones sold at holiday promotional prices causes our losses on merchandise sales to increase. Our sales and marketing expenses increase also with holiday promotional activities. We generally have the weakest demand for new wireless services during the summer. We expect these trends to continue based on historical operating results.

Part II

ITEM 2. Changes in securities.

On April 1, 2002, US Unwired Inc., a Louisiana corporation ("US Unwired"), acquired IWO Holdings, Inc., a Delaware corporation ("IWO"), by merging Northeast Unwired Inc., a Delaware corporation ("Northeast Unwired") that is US Unwired's indirect, wholly owned subsidiary, into IWO (the "Merger"). In connection with the Merger, US Unwired issued to the former stockholders of IWO approximately 39.0 million shares of US Unwired common stock and reserved approximately 6.9 million additional shares of its common stock for issuance upon the exercise of options and warrants that US Unwired assumed or exchanged in connection with the Merger. As a result of the Merger, IWO became an indirect, wholly owned subsidiary of US Unwired and US Unwired, through its direct, wholly owned subsidiary Louisiana Unwired, LLC ("Louisiana Unwired") owns 100% of the voting securities of IWO. The acquisition was effected pursuant to an Agreement and Plan of Merger dated as of December 19, 2001 (the "Merger Agreement") by and among US Unwired, Northeast Unwired and IWO. The officers and directors of IWO immediately following the Merger were the persons who, immediately prior to the Merger, were the officers and directors of Northeast Unwired. The Merger Agreement provides that at least one director and one executive officer of IWO must be a person who is not a director or executive officer of US Unwired, for so long as that is required by the Indenture that relates to the 13 3/8% Series A and B Senior Subordinated Discount Notes of US Unwired due 2009. At the effective time of the Merger, all of the shares of IWO were pledged by Louisiana Unwired to secure US Unwired's borrowings under the Amended and Restated Credit Agreement by and among US Unwired as borrower; CoBank, ACB, as administrative agent and a lender; First Union Securities Inc., as syndication agent and a co-arranger; The Bank of New York, as documentation agent and a lender; BNY Capital Markets, Inc., as a co-arranger; First Union National Bank, as a lender; General Electric Capital Corporation, as co-documentation agent and a lender; and the other lenders referred to therein. An event of default under the credit agreement described above could result in a foreclosure sale of the pledged shares, which would cause a change in control of IWO.

ITEM 4.  Submission of Matters to a Vote of Security Holders

We submitted to a vote of our former stockholders, through a solicitation by proxy, the approval of the merger with US Unwired and the merger agreement. The matters were approved by an Action By Written Consent In Lieu of A Meeting of the Stockholders of IWO Holdings, Inc. dated February 28, 2002 pursuant to
Section 228 of the Delaware General Corporation Law. The Written Consent was signed by stock holders of the Company holding an aggregate of 12,221,356.387 shares of Class B Common Stock of the Company and an aggregate of 60,000,000 shares of Class D Common Stock of the Company, collectively representing 96.79% of the votes entitled to be cast.

ITEM 6. Exhibits and Reports on Form 8-K.

a.   The following exhibits are filed as part of this report:

  (2) Agreement and Plan of Merger, dated as of December 19, 2001, by and among US Unwired Inc., Northeast Unwired Inc. and IWO Holdings, Inc. (Incorporated by reference to Exhibit 2.1 filed with the registration statement on Form S-4 filed by the Registrant on February 1, 2002).
  (3)(i) Amended and Restated Certificate of Incorporation of IWO Holdings, Inc. (incorporated by reference to Exhibit 3.1 to IWO Holdings, Inc.'s and Independent Wireless One Corporation's Registration Statement on Form S-4, Registration No. 333-58902, filed on April 13, 2001
  (3)(ii) Bylaws of IWO Holdings, Inc., as amended (incorporated by reference to Exhibit 3.2 to IWO Holdings, Inc.'s and Independent Wireless One Corporation's Registration Statement on Form S-4, Registration No. 333-58902, filed on April 13, 2001)
  (4) Indenture, dated as of February 2, 2001, among IWO Holdings, Inc., Independent Wireless One Corporation and Firstar Bank, N.A., as trustee for the Senior Notes (incorporated by reference to Exhibit
              4.1 to IWO Holdings, Inc.'s and Independent Wireless One Corporation's Registration Statement on Form S-4, Registration No. 333-58902, filed on April 13, 2001)
  (10) (i)(a) Credit Agreement, dated as of December 20, 1999, among Independent Wireless One Corporation, as borrower, the lenders thereto from time to time, Chase Securities Inc., as book manager and lead arranger, First Union National Bank and BNP Paribas (as successor in interest to Paribas), as senior managing agents, UBS AG, Stamford Branch, as documentation agent, and The Chase Manhattan Bank, as administrative agent (incorporated by reference to Exhibit 10.27 to IWO Holdings, Inc.'s Registration Statement on Form S-1, Registration No. 333-39746, filed on June 21, 2000)
  (10)(i)(b) Amendment No. 1, dated as of June 30, 2000, to the Credit Agreement (incorporated by reference to Exhibit 10.6.2 to IWO Holdings, Inc.'s and Independent Wireless One Corporation's Registration Statement on Form S-4, Registration No. 333-58902, filed on April 13, 2001)
  (10)(i)(c) Amendment No. 2, dated as of December 8, 2000, to the Credit Agreement (incorporated by reference to Exhibit 10.6.3 to IWO Holdings, Inc.'s and Independent Wireless One Corporation's Registration Statement on Form S-4, Registration No. 333-58902, filed on April 13, 2001)
  (16)        Change in Certifying Accountant for IWO Holdings, Inc.
              (Incorporated by reference to Exhibit 16 of Form 8-K filed by IWO Holding Inc. on April 23, 2002).
  (99.1)      Certification by President and Chief Executive Officer pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002
  (99.2) Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b.  Reports on Form 8-K

On April 15, 2002, we filed a Current Report on Form 8-K reporting a "Change in Control of the Registrant" pursuant to which we disclosed that we were acquired by US Unwired Inc. through the merger of an indirect, wholly subsidiary of US Unwired Inc. into IWO Holdings, Inc.

On April 30, 2002, we filed a Current Report on Form 8-K pursuant to which we disclosed that effective April 23, 2002, we dismissed our independent accountant, PricewaterhouseCoopers ("PwC") and engaged Ernst & Young, the existing independent accountant of US Unwired Inc. The Current Report further stated that during the fiscal years ending December 31, 2000 and 2001 and through April 23, 2002, there were no disagreements between us and PwC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 9, 2002                                IWO HOLDINGS, INC.

                                              By:  /s/ Jerry E. Vaughn
                                              ---------------------------
                                              Jerry E. Vaughn
                                              Chief Financial Officer