Form 10-Q
period 2002-09-30
IWO HOLDINGS INC
filed 2002-11-15
CIK 1116181

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002 OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO
     ________________.

                       Commission file number ...333-39746

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No.___
                                       ---

Part I   -     Financial Information
                                                                                                       Page
                                                                                                       ----
Item 1.        Financial Statements

               Condensed Consolidated Balance Sheets ...............................................    3
               Condensed Consolidated Statements of Operations .....................................    4
               Condensed Consolidated Statements of Cash Flows .....................................    5

               Notes to Condensed Consolidated Financial Statements ................................    6



Item 2.        Management's Discussion and Analysis of Financial Condition
                     and Results of Operations .....................................................    17

Item 4.        Controls and Procedures .............................................................    25

Part II  -     Other Information

Item 5.        Other Information ...................................................................    25

Item 6.        Exhibits and Reports on Form 8-K ....................................................    45

Signatures .........................................................................................    45

Certification Chief Executive Officer ..............................................................    46

Certification Chief Financial Officer ..............................................................    47

Part I      Financial Information
Item 1.     Financial Statements

IWO HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                                                                   September 30,  December 31,
                                                                                                   ------------   -----------
                                                                                                       2002           2001
                                                                                                       ----           ----
                                                                                                    (Unaudited)     (Note 1)
                                        Assets

Current assets:
      Cash and cash equivalents                                                                       $   3,695    $   3,394
      Investment securities at amortized cost - held to maturity                                         33,995       56,519
      Restricted cash and US Treasury securities at amortized cost - held to maturity                    22,957       33,858
      Subscriber receivables, net                                                                        10,517       10,001
      Inventory                                                                                           3,612        4,375
      Prepaid expenses and other assets                                                                   3,420        6,790
                                                                                                      ---------    ---------

      Total current assets                                                                               78,196      114,937

Restricted cash and US Treasury securities at amortized cost - held to maturity                          18,028       27,861
Property and equipment, net                                                                             184,659      176,226
Goodwill and other intangibles, net                                                                     491,426       52,702
Note receivable                                                                                             174          194
Other assets                                                                                             22,283       24,040
Investment securities at amortized cost - held to maturity                                                   --       17,161
                                                                                                      ---------    ---------

Total assets                                                                                          $ 794,766    $ 413,121
                                                                                                      =========    =========

                         Liabilities and Stockholders' Equity

Current liabilities:
      Accounts payable                                                                                $  10,409    $  16,264
      Accrued expenses                                                                                   30,988       43,463
                                                                                                      ---------    ---------

      Total current liabilities                                                                          41,397       59,727

Deferred tax liability                                                                                   19,841           --

Long term obligations                                                                                   336,694      297,407

Stockholders' equity:
      Common stock                                                                                            1          377
      Treasury stock at cost                                                                                 --         (598)
      Additional paid in capital                                                                        446,449      184,305
      Retained deficit                                                                                  (49,616)    (128,097)
                                                                                                      ---------    ---------
      Total stockholders' equity                                                                        396,834       55,987
                                                                                                      ---------    ---------

Total liabilities and stockholders' equity                                                            $ 794,766    $ 413,121
                                                                                                      =========    =========

     See accompanying notes to condensed consolidated financial statements.

IWO HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands)

(Unaudited)                                   Three month periods                          Nine month periods
                                              -------------------                          ------------------
                                         Three months    Three months                         April 1, 2002      Nine months
                                                ended           ended      January 1, 2002          through            ended
                                            September       September    through March 31,    September 30,    September 30,
                                             30, 2002        30, 2001                 2002             2002             2001
                                             --------        --------                 ----             ----             ----
Revenues:
  Subscriber                                $  28,970        $  19,231           $  25,965        $  57,397        $  48,563
  Roaming                                      11,806           10,929               7,014           20,914           23,945
  Merchandise sales                             1,881            2,366               2,554            3,915            5,231
  Other revenue                                    11                6                   3               18                6
                                            ---------        ---------           ---------        ---------        ---------

  Total revenue                                42,668           32,532              35,536           82,244           77,745
Expense:
  Cost of service                              18,325           18,300              17,532           37,162           46,228
  Merchandise cost of sales                     2,741            4,646               4,577            5,449            8,894
  General and administrative                   14,347            8,183              19,382           26,313           22,382
  Sales and marketing                          11,421            8,717               8,519           20,059           19,917
  Non-cash stock compensation                      --               26                  --               --              334
  Depreciation and amortization                15,326            4,924               5,714           30,031           13,492
                                            ---------        ---------           ---------        ---------        ---------
Total operating expense                        62,160           44,796              55,724          119,014          111,247
                                            ---------        ---------           ---------        ---------        ---------
Operating loss                                (19,492)         (12,264)            (20,188)         (36,770)         (33,502)
Other expense:
  Interest expense, net                        (8,889)          (5,822)             (6,648)         (17,350)         (16,011)
                                            ---------        ---------           ---------        ---------        ---------
Loss before income tax benefit                (28,381)         (18,086)            (26,836)         (54,120)         (49,513)
Income tax benefit                              1,882               --                  --            4,504               --
                                            ---------        ---------           ---------        ---------        ---------
Net loss                                    $ (26,499)       $ (18,086)          $ (26,836)       $ (49,616)       $ (49,513)
                                            =========        =========           =========        =========        =========

     See accompanying notes to condensed consolidated financial statements.

IWO HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)
(Unaudited)

                                                                                   April 1,         Nine
                                                                   January 1,          2002       months
                                                                 2002 through       through        ended
                                                                    March 31,     September    September
                                                                         2002      30, 2002     30, 2001
                                                                 ------------     ---------    ---------
Cash flows from operating activities
------------------------------------
Net cash used in operating activities
                                                                 $    (14,868)    $ (30,536)   $ (32,165)

Cash flows from investing activities
------------------------------------

Release of restricted cash and US Treasury securities                  10,717        10,682      (53,057)
Payments for the purchase of equipment                                (29,144)      (40,737)     (64,188)
Proceeds on maturities of marketable securities                         6,000        33,167       28,079
Purchase of marketable securities                                         ---           ---     (105,328)
                                                                 ------------     ---------    ---------

Net cash (used in) provided by investing activities                   (12,427)        3,112     (194,494)

Cash flows from financing activities
------------------------------------

Proceeds from long-term debt                                           40,000        30,000      220,000
Debt issuance costs                                                       ---           ---       (7,724)
Principal payments of long-term debt                                  (15,000)          ---          ---
Other financing activities                                                ---            20          620
                                                                 ------------     ---------    ---------

Net cash provided by financing activities                              25,000        30,020      212,896
                                                                 ------------     ---------    ---------

Net (decrease) increase in cash and cash equivalents                   (2,295)        2,596      (13,763)

Cash and cash equivalents at beginning of period                        3,394         1,099       36,313
                                                                 ------------     ---------    ---------

Cash and cash equivalents at end of period                       $      1,099     $   3,695    $  22,550
                                                                 ============     =========    =========

     See accompanying notes to condensed consolidated financial statements.

IWO HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(Unaudited)

1.  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

     On April 1, 2002, US Unwired Inc. ("US Unwired") acquired 100% of the outstanding common stock of the Company, by issuing to the former stockholders of the Company approximately 39.0 million shares of US Unwired common stock and reserving approximately 6.9 million additional shares of US Unwired common stock for issuance upon the exercise of options and warrants that US Unwired assumed or exchanged in connection with the acquisition. The acquisition was effected pursuant to a merger of IWO Holdings, Inc. with a wholly owned subsidiary of US Unwired, Northeast Unwired, Inc. As a result of the acquisition, the Company became a wholly owned subsidiary of US Unwired. The purchase accounting effects of this acquisition have been pushed down from US Unwired to the accompanying financial statements. Accordingly, the Company has adjusted its equity as of the acquisition date to reflect the amount paid by US Unwired and allocated that amount to the assets and liabilities of the Company based on the initial estimate of their fair values. US Unwired is in the process of obtaining an independent valuation from a national valuation firm to assist in the allocation of the purchase price. The Company expects to receive the final valuation report from the independent national valuation firm before December 31, 2002. The following summarizes the US Unwired purchase consideration and the push down of this purchase consideration to the accompanying financial statements.

                                                         (In thousands)

    Consideration:
      Common stock issued                                      $389,828
      Stock options and warrants granted                         49,410
      Cash, including merger related costs                        7,019
                                                               --------
      Total purchase price                                     $446,257
                                                               ========

    Allocated to:
      Working capital                                           $ 51,994
      Restricted cash and US Treasury obligations                 28,100
      Investment securities                                        3,103
      Property and equipment                                     159,919
      Deferred financing costs and other assets                   21,768
      Long-term debt                                            (306,000)
      Deferred tax liability                                     (24,345)
      Acquired customer base                                      57,500
      Sprint affiliation agreement                               215,000
      Goodwill                                                   239,218
                                                                --------
      Total                                                     $446,257
                                                                ========

    The Company is amortizing the acquired customer base over a period of 24 months and the Sprint Affiliation agreements over the remaining life of the agreements - approximately 18 years. None of the above goodwill is expected to be tax deductible.

    As a result of the US Unwired acquisition and the application of push down accounting that resulted, the Company has adjusted the basis of its assets, liabilities and shareholders' equity to reflect fair value on the closing date of the acquisition. As a result of this new basis, our consolidated balance sheets, results of operations and cash flows for periods subsequent to April 1, 2002, the closing date of the acquisition, are not comparable to those prior to the acquisition. The statements of operations and cash flows of the Company for the three and nine months ended September 30, 2002 are each presented as two distinct periods; the three months prior to the merger ended March 31, 2002 and the six months subsequent to the merger ended September 30, 2002. Certain reclassifications have been made to our financial statements for periods prior to the acquisition in order to conform the presentation to the six-month period ended September 30, 2002.

    During the three-month period ended September 30, 2002, the Company adjusted its initial purchase price allocation by $1.5 million for reductions in certain estimates related to the overall costs of the acquisition, $8.7 million for changes in the Company's initial estimates of working capital acquired that included reductions of estimated liabilities for circuits, long distance, commissions and rebates and a $4.2 million reduction in the Company's estimated property and equipment valuation. These changes resulted in a decrease to goodwill of $6.0 million.

3.    Details of Certain Balance Sheet Accounts

      Major categories of property and equipment consisted of the following:

                                                           September 30,    December 31,
                                                                    2002            2001
                                                           -------------    ------------
                                                                   (In thousands)
    Land                                                   $         168    $        169
    Buildings and leasehold improvements                           9,149          11,680
    Facilities and equipment                                     152,807         138,923
    Furniture, fixtures and vehicles                               5,464           8,165
    Construction in progress                                      26,810          37,023
                                                           -------------    ------------
                                                                 194,398         195,960
    Less accumulated depreciation and amortization                 9,739          19,734
                                                           -------------    ------------

                                                           $     184,659    $    176,226
                                                           =============    ============

        Goodwill and other intangibles consisted of the following:

                                                                       September 30,           December 31,
                                                                       -------------
                                                                                2002                   2001
                                                                       -------------           ------------
                                                                               (In thousands)
      Goodwill                                                         $     239,218           $     50,599
      Sprint affiliation agreement                                           215,000                    ---
      Subscriber base                                                         57,500                 14,000
                                                                       -------------           ------------
                                                                             511,718                 64,599

      Less accumulated amortization                                           20,292                 11,897
                                                                       -------------           ------------

                                                                       $     491,426           $     52,702
                                                                       =============           ============

4.  Long-Term Obligations

     Long-term obligations consisted of the following:

                                                                       September 30,           December 31,
                                                                       -------------
                                                                                2002                   2001
                                                                       -------------           ------------
                                                                                    (In thousands)
     Debt outstanding under senior credit facilities:
      Bank credit facility                                             $     200,000           $    145,000
      Senior subordinated discount notes                                     136,694                152,407
                                                                       -------------           ------------

     Long-term obligations                                             $     336,694           $    297,407
                                                                       =============           ============

     Senior Subordinated Discount Notes - 14%

     In February 2001, IWO issued 160,000 units, each consisting of $1,000 principal amount of 14% Senior Notes due January 15, 2011 and one warrant to purchase 12.50025 shares of IWO's class C common stock at an exercise price of $7.00 per share. On April 1, 2002, with the acquisition of IWO by US Unwired, the warrants were converted to US Unwired warrants, and each warrant is now exercisable for 12.96401 shares of US Unwired's common stock. Interest is payable semi-annually on January 15 and July 15 of each year. The gross proceeds from the offering were $160 million. Independent Wireless One Corporation is the sole guarantor of the Senior Notes. All of IWO's restricted subsidiaries formed or acquired after the issuance of the Notes that guarantee the Company's senior credit facility will also guarantee the Notes. The Notes are not guaranteed by US Unwired Inc. or any of its subsidiaries.

     Concurrent with the closing of the Notes, a portion of the proceeds of the offering was used to purchase a portfolio of U.S. government securities that will generate sufficient proceeds to make the first six scheduled interest payments on the Senior Notes through January 2004. The account holding the investment securities and all of the securities and other items contained in the account have been pledged to the trustee for the benefit of the holders of the Notes.

     Senior Bank Credit Facility - $240 million

     Effective December 2000, Independent Wireless One Corporation, a wholly owned subsidiary of the Company, entered into an amended and restated secured bank credit facility under which it may borrow up to $240 million in the aggregate consisting of up to $70 million in revolving loans and $170 million in term loans. The senior bank credit facility matures in 2008. The term loans will be repaid in quarterly installments beginning in March 2004 and the revolver matures in March 2008. All loans under the senior bank credit facility bear interest at variable rates tied to the prime rate, the federal funds rate or LIBOR. The senior bank credit facility is secured by all of the assets of the Company and its subsidiaries. At September 30, 2002, the Company had $38.4 million available under this facility.

     The Company must comply with certain financial and operating covenants for the subordinated discount notes and the senior bank credit facility and at September 30, 2002 the Company was in compliance with these restrictive covenants.

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

     The Company adopted these new rules on accounting for goodwill and other intangible assets on January 1, 2002. During the second quarter of 2002, the Company completed the first of the required impairment tests of goodwill and indefinite lived assets as of January 1, 2002 and determined that the adoption of this provision of the new rules had no impact on the Company's financial statements. The Company intends to perform the first of the required annual impairment tests of goodwill and indefinite lived assets in the fourth quarter of 2002.

     The following information provides net loss for the three and nine-month periods ended September 30, 2001 adjusted to exclude amortization expense recognized in these periods related to goodwill.

                                              Three-month period        Nine-month period
                                             ended September 30,      ended September 30,
                                             -------------------      -------------------
                                                            2001                     2001
                                                            ----                     ----
                                                           (In thousands)
         Reported net loss                              $(18,086)                $(49,513)
         Add back:  Goodwill amortization                    668                    2,004
                                                        --------                 --------
         Adjusted net loss                              $(17,418)                $(47,509)
                                                        ========                 ========

6.   Commitments and Contingencies

     The PCS licenses that the Company operates for Sprint PCS are subject to a requirement that the Company construct network facilities that offer coverage to 25% of the population or have substantial service in each of its Basic Trading Areas ("BTAs") within five years from the grant of the licenses. As of September 30, 2002, management believes that Sprint PCS has met the requirements necessary for the licenses that the Company operates for Sprint PCS under the Sprint PCS management agreements.

     The Company uses Sprint PCS to process all PCS subscriber billings including monthly recurring charges, airtime and other charges such as interconnect fees. The Company pays various fees to Sprint PCS for new subscribers as well as recurring monthly fees for services performed for existing customers including billing and management of customer accounts. Sprint's billing for these services is based upon an estimate of the actual costs incurred by Sprint PCS to provide such services. At the end of each calendar year, Sprint PCS compares its actual costs to provide such services to remittances by the Company for estimated billings and either refunds overpayments or bills for costs in excess of the payments made. Based upon information as provided by Sprint PCS, the Company believes it has adequately provided for the above-mentioned costs in the accompanying consolidated financial statements. Additionally, Sprint PCS has contracted with national retailers that sell handsets and service to new PCS subscribers in the Company's markets. Sprint PCS pays these national retailers a new subscriber commission and provides handsets to such retailers below cost. Sprint PCS passes these costs of commissions and the handset subsidies to the Company.

     The Company periodically reviews all charges from Sprint PCS and from time to time, the Company may dispute certain of these charges. Based upon the information provided to the Company by Sprint PCS to date, the Company believes the accompanying condensed consolidated balance sheet adequately reflects its obligation to Sprint PCS for these charges.

     On July 3, 2002, the FCC issued an order, involving Sprint PCS, that PCS wireless carriers could not unilaterally impose terminating long distance access charges pursuant to FCC commission rules. This FCC order did not preclude such charges when a contractual basis existed for such. The Company has previously recognized only a portion of the terminating long distance access revenues billed by Sprint PCS and passed to the Company. The Company believes the accompanying consolidated financial statements adequately provides for any amounts that may ultimately be determined to be not collectible in connection with this matter.

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

     Independent Wireless One Leased Realty Corporation holds all of the cell site leases and certain leases related to the retail stores and tower site leases. Operating expenses are comprised of rent expense from these leases. Independent Wireless One Leased Realty Corporation has charged Independent Wireless One Corporation a fee equal to its rent expense for use of its leased cell sites, office and retail space.

     The information which follows presents the condensed consolidating balance sheet as of September 30, 2002 and December 31, 2001 and the condensed consolidating results of operations and cash flows for the nine-month periods ended September 30, 2002 and 2001 of (a) the Parent Company, IWO Holdings, Inc., (b) the "Guarantor", Independent Wireless One Corporation, and (c) the "Non-Guarantor", Independent Wireless One Leased Realty Corporation, and includes consolidating entries and the Company on a consolidated basis.

Condensed Consolidating Balance Sheet

                                                                                September 30, 2002
                                                                                ------------------

                                                                                     Independent
                                                          IWO        Independent    Wireless One
                                                        Holdings,      Wireless     Leased Realty
                                                          Inc.         One Corp.        Corp.      Consolidating
                                                        (Parent)      (Guarantor)  (Non-guarantor)    Entries       Consolidated
                                                        --------      ----------    -------------     -------       ------------
                                                                                    (In thousands)
ASSETS:
------
Current Assets
--------------
  Cash and cash equivalents                             $      --      $   3,695      $      --      $      --         $   3,695
  Investment securities at amortized cost -
  held to maturity                                             --         33,995             --             --            33,995
  Restricted cash and US Treasury securities
  at amortized cost - held to maturity                     22,957             --             --             --            22,957
  Subscriber receivables, net                                  --         10,517             --             --            10,517
  Intercompany receivable (payable)                            --          2,807         (2,807)            --                --
  Inventory                                                    --          3,612             --             --             3,612
  Prepaid expenses and other assets                            --            559          2,861             --             3,420
                                                        ---------      ---------      ---------      ---------         ---------
  Total current assets                                     22,957         55,185             54             --            78,196
Restricted cash and US Treasury securities at
amortized cost - held to maturity                          10,028          8,000             --             --            18,028
Investment in subsidiary                                  505,210             --             --       (505,210)               --
Property and equipment, net                                    --        184,659             --             --           184,659
Goodwill and other intangible assets, net                      --        491,426             --             --           491,426
Note receivable                                                --            174             --             --               174
Other assets                                                   --         22,283             --             --            22,283
                                                        ---------      ---------      ---------      ---------         ---------
Total assets                                            $ 538,195      $ 761,727      $      54      $(505,210)        $ 794,766
                                                        =========      =========      =========      =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Accounts payable                                      $      --      $  10,355      $      54      $      --         $  10,409
  Accrued expenses                                          4,667         26,321             --             --            30,988
                                                        ---------      ---------      ---------      ---------         ---------
  Total current liabilities                                 4,667         36,676             54             --            41,397
Deferred tax liability                                         --         19,841             --             --            19,841
Long-term obligations                                     136,694        200,000             --             --           336,694
                                                        ---------                                    ---------
Stockholders' equity:
  Common stock                                                  1             --             --             --                 1
  Additional paid-in capital                              446,449        543,444             --       (543,444)          446,449
  Retained deficit                                        (49,616)       (38,234)            --         38,234           (49,616)
                                                        ---------      ---------      ---------      ---------         ---------
Total stockholders' equity                                396,834        505,210             --       (505,210)          396,834
                                                        ---------      ---------      ---------      ---------         ---------

Total liabilities and stockholders' equity              $ 538,195      $ 761,727      $      54      $(505,210)        $ 794,766
                                                        =========      =========      =========      =========         =========

Condensed Consolidating Balance Sheet

                                                                            December 31, 2001
                                                                            -----------------

                                                                            Independent
                                                    IWO      Independent    Wireless One
                                                  Holdings,    Wireless     Leased Realty
                                                    Inc.       One Corp.        Corp.        Consolidating
                                                  (Parent)    (Guarantor)  (Non-guarantor)      Entries      Consolidated
                                                  --------    ----------    -------------       -------      ------------
                                                                             (In thousands)
ASSETS:
-------
Current Assets
--------------
  Cash and cash equivalents                      $     ---    $   3,394        $    ---      $      ---       $   3,394
  Investment securities at amortized cost -
  held to maturity                                     ---       56,519             ---             ---          56,519
  Restricted cash and US Treasury securities
  at amortized cost - held to maturity              33,858          ---             ---             ---          33,858
  Subscriber receivables, net                          ---       10,001             ---             ---          10,001
  Intercompany receivable                          156,464       55,979              24        (212,467)            ---
  Inventory                                            ---        4,375             ---             ---           4,375
  Prepaid expenses and other assets                    ---        5,128           1,662             ---           6,790
                                                 ---------    ---------        --------      ----------       ---------
  Total current assets                             190,322      135,396           1,686        (212,467)        114,937
Restricted cash and US Treasury securities at
amortized cost--held to maturity                    19,861        8,000             ---             ---          27,861
Investment in subsidiary                            74,492          ---             ---         (74,492)            ---
Property and equipment, net                            ---      176,226             ---             ---         176,226
Goodwill and other intangible assets, net              ---       52,702             ---             ---          52,702
Note receivable                                        ---          194             ---             ---             194
Other assets                                           ---       24,040             ---             ---          24,040
Investment securities at amortized cost--held
to maturity                                            ---       17,161             ---             ---          17,161
                                                 ---------    ---------        --------      ----------       ---------
Total assets                                     $ 284,675    $ 413,719        $  1,686      $ (286,959)      $ 413,121
                                                 =========    =========        ========      ==========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY:
-------------------------------------
Current liabilities:
  Accounts payable                               $     ---    $  16,264        $    ---      $      ---       $  16,264
  Intercompany payable                              54,317      156,488           1,662        (212,467)            ---
  Accrued expenses                                  10,267       33,172              24             ---          43,463
                                                 ---------    ---------        --------      ----------       ---------
  Total current liabilities                         64,584      205,924           1,686        (212,467)         59,727
Long-term obligations                              152,407      145,000             ---             ---         297,407
                                                 ---------                                   ----------

Stockholders' equity:
  Common stock                                         377        2,750             ---          (2,750)            377
  Treasury stock at cost                              (598)         ---             ---             ---            (598)
  Additional paid-in capital                       196,002      173,303             ---        (185,000)        184,305
  Retained deficit                                (128,097)    (113,258)            ---         113,258        (128,097)
                                                 ---------    ---------        --------      ----------       ---------
Total stockholders' equity                          67,684       62,795             ---         (74,492)         55,987
                                                 ---------    ---------        --------      ----------       ---------

Total liabilities and stockholders' equity       $ 284,675    $ 413,719        $  1,686      $ (286,959)      $ 413,121
                                                 =========    =========        ========      ==========       =========

Condensed Consolidating Statement of Operations

                                                                  Three-month period ended September 30, 2002
                                                                  -------------------------------------------

                                                                                Independent
                                                       IWO       Independent    Wireless One
                                                     Holdings,    Wireless      Leased Realty
                                                       Inc.       One Corp.         Corp.        Consolidating
                                                     (Parent)    (Guarantor)   (Non-guarantor)     Entries       Consolidated
                                                    ---------    -----------   ---------------     -------       ------------
                                                                               (In thousands)
Revenues                                            $     ---     $  42,668     $  3,529         $  (3,529)       $  42,668
Operating expenses                                        ---        62,160        3,529            (3,529)          62,160
                                                    ---------     ---------     --------         ---------        ---------

Operating loss                                            ---       (19,492)         ---               ---          (19,492)

 Other income (expense), net                           (5,699)       (3,190)         ---               ---           (8,889)

 Equity in losses of wholly-owned subsidiaries        (20,800)          ---          ---            20,800              ---
                                                    ---------     ---------     --------         ---------        ---------

Loss before income tax benefit                        (26,499)      (22,682)         ---            20,800          (28,381)
Income tax benefit                                        ---         1,882          ---               ---            1,882
                                                    ---------     ---------     --------         ---------        ---------
Net loss                                            $ (26,499)    $ (20,800)    $    ---         $  20,800        $ (26,499)
                                                    =========     =========     ========         =========        =========




Condensed Consolidating Statement of Operations


                                                                  Three-month period ended September 30, 2001
                                                                  -------------------------------------------

                                                                                Independent
                                                       IWO       Independent    Wireless One
                                                     Holdings,    Wireless      Leased Realty
                                                       Inc.       One Corp.         Corp.        Consolidating
                                                     (Parent)    (Guarantor)   (Non-guarantor)     Entries       Consolidated
                                                    ---------    -----------   ---------------     -------       ------------
                                                                               (In thousands)
Revenues                                            $     ---     $  32,532     $  2,483         $  (2,483)       $  32,532
Operating expenses                                        ---        44,796        2,483            (2,483)          44,796
                                                    ---------     ---------     --------         ---------        ---------

Operating loss                                            ---       (12,264)         ---               ---          (12,264)

Other income (expense), net                            (4,088)       (1,734)         ---               ---           (5,822)

Equity in losses of wholly-owned subsidiaries         (13,998)          ---          ---            13,998              ---
                                                    ---------     ---------     --------         ---------        ---------

Net loss                                            $ (18,086)    $ (13,998)    $    ---         $  13,998        $ (18,086)
                                                    =========     =========     ========         =========        =========

Condensed Consolidating Statement of Operations

                                        January 1, 2002 through March 31, 2002
                                        --------------------------------------

                                                                             Independent
                                                     IWO     Independent    Wireless One
                                                  Holdings,    Wireless     Leased Realty
                                                    Inc.      One Corp.         Corp.       Consolidating
                                                  (Parent)   (Guarantor)   (Non-guarantor)     Entries       Consolidated
                                                  --------   -----------   ---------------     -------       ------------
                                                                            (In thousands)
Revenues                                         $      ---  $    35,536   $         3,092  $      (3,092)   $     35,536
Operating expenses                                      ---       55,724             3,092         (3,092)         55,724
                                                 ----------  -----------   ---------------  -------------    ------------

Operating loss                                          ---      (20,188)              ---            ---         (20,188)

Other income (expense), net                          (4,613)      (2,035)              ---            ---          (6,648)

 Equity in losses of subsidiaries                   (22,223)         ---              ----         22,223             ---
                                                 ----------  -----------   ---------------  -------------    ------------

Loss before income tax benefit                      (26,836)     (22,223)              ---         22,223         (26,836)
Income tax benefit                                      ---          ---              ----            ---             ---
                                                 ----------  -----------   ---------------  -------------    ------------
Net loss                                         $  (26,836) $   (22,223)  $           ---  $      22,223    $    (26,836)
                                                 ==========  ===========   ===============  =============    ============

Condensed Consolidating Statement Operations

                                        April 1, 2002 through September 30, 2002
                                        ----------------------------------------

                                                                             Independent
                                                    IWO      Independent    Wireless One
                                                 Holdings,    Wireless      Leased Realty
                                                    Inc.      One Corp.         Corp.       Consolidating
                                                  (Parent)   (Guarantor)   (Non-guarantor)     Entries       Consolidated
                                                 ----------  -----------   ---------------  -------------    ------------
                                                                             (In thousands)
Revenues                                         $      ---  $    82,244   $         6,744  $      (6,744)   $     82,244
Operating expenses                                      ---      119,014             6,744         (6,744)        119,014
                                                 ----------  -----------   ---------------  -------------    ------------

Operating loss                                          ---      (36,770)              ---            ---         (36,770)

Other income (expense), net                         (11,382)      (5,968)              ---            ---         (17,350)

 Equity in losses of subsidiaries                   (38,234)         ---               ---         38,234             ---
                                                 ----------  -----------   ---------------  --------------   ------------

Net loss before income tax benefit                  (49,616)     (42,738)              ---         38,234         (54,120)
Income tax benefit                                      ---        4,504               ---            ---           4,504
                                                 ----------  -----------   ---------------  -------------    ------------
Net loss                                         $  (49,616) $   (38,234)  $           ---  $      38,234    $    (49,616)
                                                 ==========  ===========   ===============  =============    ============

Condensed Consolidating Statement of Operations

                                                                        Nine-month period ended September 30, 2001
                                                                        ------------------------------------------

                                                                                     Independent
                                                          IWO       Independent     Wireless One
                                                       Holdings,     Wireless       Leased Realty
                                                         Inc.        One Corp.          Corp.        Consolidating
                                                       (Parent)     (Guarantor)    (Non-guarantor)      Entries      Consolidated
                                                       --------     ----------      --------------      -------      ------------
                                                                                     (In thousands)
Revenues                                                $    ---     $  77,745             $  6,045      $  (6,045)     $  77,745
Operating expenses                                           ---       111,247                6,045         (6,045)       111,247
                                                        --------     ---------             --------      ---------      ---------

Operating loss                                               ---       (33,502)                 ---            ---        (33,502)

Other income (expense), net                              (10,680)       (5,331)                 ---            ---        (16,011)

Equity in losses of subsidiaries                         (38,833)          ---                  ---         38,833            ---
                                                        --------     ---------             --------      ---------      ---------

            Net loss                                    $(49,513)    $ (38,833)            $    ---      $  38,833      $ (49,513)
                                                        ========     =========             ========      =========      =========





Condensed Consolidating Statement of Cash Flows

                                              January 1, 2002 through March 31, 2002
                                              --------------------------------------

                                                                                     Independent
                                                          IWO       Independent     Wireless One
                                                       Holdings,     Wireless       Leased Realty
                                                         Inc.        One Corp.          Corp.        Consolidating
                                                       (Parent)     (Guarantor)    (Non-guarantor)      Entries      Consolidated
                                                       --------     ----------     ---------------      -------      ------------
                                                                                     (In thousands)
Cash flows from operating activities:
-------------------------------------
Net cash provided by (used in) operating activities     $(10,717)    $  (4,151)            $    ---      $     ---      $ (14,868)
Cash flows from investing activities:
-------------------------------------
   Release of restricted cash and U.S. Treasury
     securities                                           10,717           ---                  ---            ---         10,717
   Payments for the purchase of equipment                    ---       (29,144)                 ---            ---        (29,144)
   Maturities of marketable securities                       ---         6,000                  ---            ---          6,000
                                                        --------     ---------             --------      ---------      ---------
Net cash provided by (used in) investing activities       10,717       (23,144)                 ---            ---        (12,427)

Cash flows from financing activities:
-------------------------------------
   Proceeds from long-term debt                              ---        40,000                  ---            ---         40,000
   Principal payments of long-term debt                      ---       (15,000)                 ---            ---        (15,000)
                                                        --------     ---------             --------      ---------      ---------
Net cash provided by (used in) financing activities          ---        25,000                  ---            ---         25,000
                                                        --------     ---------             --------      ---------      ---------

Net decrease in cash and cash equivalents                    ---        (2,295)                 ---            ---         (2,295)
Cash and cash equivalents at beginning of period             ---         3,394                  ---            ---          3,394
                                                        --------     ---------             --------      ---------      ---------
Cash and cash equivalents at end of period              $    ---     $   1,099             $    ---      $     ---      $   1,099
                                                        ========     =========             ========      =========      =========

Condensed Consolidating Statement of Cash Flows

                                           April 1, 2002 through September 30, 2002
                                           ----------------------------------------

                                                                                 Independent
                                                        IWO      Independent     Wireless One
                                                     Holdings,     Wireless     Leased Realty
                                                       Inc.       One Corp.         Corp.       Consolidating
                                                     (Parent)    (Guarantor)   (Non-guarantor)     Entries      Consolidated
                                                     --------    ----------     -------------      -------      ------------
Cash flows from operating activities:                                           (In thousands)
-------------------------------------
Net cash provided by (used in) operating
     activities                                     $ (10,682)    $ (19,854)       $      ---      $      ---      $ (30,536)
Cash flows from investing activities:
-------------------------------------
   Release of restricted cash and U.S. Treasury
     securities                                        10,682           ---               ---             ---         10,682
   Payments for the purchase of equipment                 ---       (40,737)              ---             ---        (40,737)
   Maturities of marketable securities                    ---        33,167               ---             ---         33,167
                                                    ---------     ---------         ---------      ----------      ---------
Net cash provided by (used in) investing
     activities                                        10,682        (7,570)              ---             ---          3,112

Cash flows from financing activities:
------------------------------------
   Proceeds from long-term debt                           ---        30,000               ---             ---         30,000
   Proceeds from promissory notes                         ---            20               ---             ---             20
                                                    ---------     ---------        ----------      ----------      ---------
Net cash provided by (used in) financing
     activities                                           ---        30,020               ---             ---         30,020
                                                    ---------     ---------        ----------      ----------      ---------

Net increase in cash and cash equivalents                 ---         2,596               ---             ---          2,596
Cash and cash equivalents at beginning of period          ---         1,099               ---             ---          1,099
                                                    ---------     ---------        ----------      ----------      ---------
Cash and cash equivalents at end of period          $     ---     $   3,695        $      ---      $      ---      $   3,695
                                                    =========     =========        ==========      ==========      =========

Condensed Consolidating Statement of Cash Flows

                                                                  Nine-month period ended September 30, 2001
                                                                  ------------------------------------------

                                                                                 Independent
                                                        IWO      Independent     Wireless One
                                                     Holdings,     Wireless     Leased Realty
                                                       Inc.       One Corp.         Corp.       Consolidating
                                                     (Parent)    (Guarantor)   (Non-guarantor)     Entries      Consolidated
                                                     --------    ----------     -------------      -------      ------------
Cash flows from operating activities:                                            (In thousands)
-------------------------------------
Net cash provided by (used in) operating
     activities                                     $(107,167)    $  75,002        $      ---      $      ---      $ (32,165)
Cash flows from investing activities:
-------------------------------------
   Release of restricted cash and U.S. Treasury
     securities                                       (53,057)          ---               ---             ---        (53,057)
   Payments for the purchase of equipment                 ---       (64,188)              ---             ---        (64,188)
   Maturities of marketable securities                    ---        28,079               ---             ---         28,079
   Purchase of marketable securities                      ---      (105,328)              ---             ---       (105,328)
                                                    ---------     ---------        ----------      ----------      ---------
Net cash provided by (used in) investing
     activities                                       (53,057)     (141,437)              ---             ---       (194,494)

Cash flows from financing activities:
------------------------------------
   Proceeds from long-term debt                       160,000        60,000               ---             ---        220,000
   Debt issuance costs                                    ---        (7,724)              ---             ---         (7,724)
   Other financing activities                             224           396               ---             ---            620
                                                    ---------     ---------        ----------      ----------      ---------
Net cash provided by (used in) financing
     activities                                       160,224        52,672               ---             ---        212,896
                                                    ---------     ---------        ----------      ----------      ---------

Net decrease in cash and cash equivalents                 ---       (13,763)              ---             ---        (13,763)
Cash and cash equivalents at beginning of period          ---        36,313               ---             ---         36,313
                                                    ---------     ---------        ----------      ----------      ---------
Cash and cash equivalents at end of period          $     ---     $  22,550        $      ---      $      ---      $  22,550
                                                    =========     =========        ==========      ==========      =========

9.   Subsequent Events

Under the Company's agreements with Sprint PCS, Sprint PCS can change the current fee ("Travel Rate") that the Company receives and pays for each Sprint PCS travel minute after December 31, 2002. The Company has received notice from Sprint PCS that the reciprocal Travel Rate will change $0.10 per minute in 2002 to $0.058 per minute in 2003. Currently the fees that the Company receives from Sprint PCS for Sprint PCS's customers using the Company's networks exceed those that the Company pays to Sprint PCS for the Company's customers using Sprint PCS's network. The change in Travel Rate will likely decrease the Company's revenues, expenses and the Company's net travel position, which is the difference between travel revenue and travel expense and will likely increase the Company's net loss and decrease cash flow from operations.

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

You should not rely too heavily on any forward-looking statement. We cannot assure you that our forward-looking statements will prove to be correct. We have no obligation to update or revise publicly any forward-looking statement based on new information, future events or otherwise. This discussion should be read in conjunction with our financial statements and with the Risk Factors included in this report under Item 5 Other Information and with the financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K for IWO Holdings, Inc. for the year ended December 31, 2001, filed on March 26, 2002 with the Securities and Exchange Commission ("SEC").

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

We recognize only a portion of contract cancellation fees and late fees billed to customers that disconnect service prior to fulfilling the contractual length of service, as there is no assurance that all contract cancellation fees and late fees that are billed will be collected. If the collections on contract cancellation fees and late fee are less than that recognized, additional allowances may be required.

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

Our statements of operations and cash flows for the nine months ended September 30, 2002 are presented as two distinct periods; the three months prior to the merger ended March 31, 2002 and the six months subsequent to the merger ended September 30, 2002. Certain reclassifications have been made to our financial statements for periods prior to the acquisition in order to conform the presentation to the six-month period ended September 30, 2002.

For discussion purposes, we have combined the three-month period of January 1, 2002 to March 31, 2002 (pre-acquisition period) and the six-month period of April 1, 2002 to September 30, 2002 (post-acquisition period) for comparison to the nine month period ended September 30, 2001.

                                                                    For the three months ended    For the nine months ended
                                                                           September 30,                 September 30,
                                                                       2002             2001         2002            2001
                                                                       ----             ----         ----            ----
Revenues:
  Subscriber                                                        $  28,970        $  19,231    $  83,362       $  48,563
  Roaming                                                              11,806           10,929       27,928          23,945
  Merchandise sales                                                     1,881            2,366        6,469           5,231
  Other revenue                                                            11                6           21               6
                                                                    ---------        ---------    ---------       ---------

  Total revenue                                                        42,668           32,532      117,780          77,745
Expense:
  Cost of service                                                      18,325           18,300       54,694          46,228
  Merchandise cost of sales                                             2,741            4,646       10,026           8,894
  General and administrative                                           14,347            8,183       45,695          22,382
  Sales and marketing                                                  11,421            8,717       28,578          19,917
  Non-cash stock compensation                                             ---               26          ---             334
  Depreciation and amortization                                        15,326            4,924       35,745          13,492
                                                                    ---------        ---------    ---------       ---------
Total operating expense                                                62,160           44,796      174,738         111,247
                                                                    ---------        ---------    ---------       ---------
Operating loss                                                        (19,492)         (12,264)     (56,958)        (33,502)
Other expense:
  Interest expense, net                                                (8,889)          (5,822)     (23,998)        (16,011)
                                                                    ---------        ---------    ---------       ---------
Loss before income tax benefit                                        (28,381)         (18,086)     (80,956)        (49,513)
Income tax benefit                                                      1,882              ---        4,504             ---
                                                                    ---------        ---------    ---------       ---------
Net loss                                                            $ (26,499)       $ (18,086)   $ (76,452)      $ (49,513)
                                                                    =========        =========    =========       =========

                                                                                     For the nine months ended
                                                                                          September 30,
                                                                                         2002         2001
                                                                                         ----         ----
Cash flows from operating activities
------------------------------------

Net cash used in operating activities                                                  $ (45,404)   $ (32,165)

Cash flows from investing activities
------------------------------------

Release of restricted and US Treasury securities                                          21,399      (53,057)
Payments for the purchase of equipment                                                   (69,881)     (64,188)
Proceeds on maturities of marketable securities                                           39,167       28,079
Purchase of marketable securities                                                            ---     (105,328)
                                                                                       ---------    ---------

Net cash used in investing activities                                                     (9,315)    (194,494)


Cash flows from financing activities
------------------------------------

Proceeds from long-term debt                                                              70,000      220,000
Debt issuance costs                                                                          ---       (7,724)
Principal payments of long-term debt                                                     (15,000)         ---
Other financing activities                                                                    20          620
                                                                                       ---------    ---------

Net cash provided by financing activities                                                 55,020      212,896
                                                                                       ---------    ---------

Net change in cash and cash equivalents                                                      301      (13,763)

  Cash and cash equivalents at beginning of period               3,394    36,313
                                                                ------   -------

  Cash and cash equivalents at end of period                    $3,695   $22,550
                                                                ======   =======

Three Month Period Ended September 30, 2002 Compared to the Three Month Period Ended September 30, 2001

Subscriber Additions

As of September 30, 2002, we provided personal communication services to 190,900 customers as compared to 125,800 customers at September 30, 2001. We added 9,100 customers during the three-month period ended September 30, 2002 as compared to 23,200 new customers during the three-month period ended September 30, 2001. The increased customers are attributable to the expansion of the network within our existing markets as well as the expansion into new markets within our territory offset by decreases due to competition in the market place. We do not include in our customer base an estimate of customers that will not make their initial payment.

Revenues

                                      Three-month period ended September 30,
                                                     2002               2001
                                                     ----               ----
                                                      (In thousands)

          Subscriber revenues                     $28,970            $19,231
          Roaming revenues                         11,806             10,929
          Merchandise sales                         1,881              2,366
          Other revenues                               11                  6
                                                  -------            -------

                Total revenues                    $42,668            $32,532
                                                  =======            =======

Subscriber revenues

Total subscriber revenues were $29.0 million for the three-month period ended September 30, 2002 as compared to $19.2 million for the three-month period ended September 30, 2001, representing an increase of $9.8 million and was primarily the result of an increase in subscribers.

Roaming revenues

Roaming revenues were $11.8 million for the three-month period ended September 30, 2002 as compared to $10.9 million for the three-month period ended September 30, 2001, representing an increase of $.9 million and was primarily the result of a higher volume of Sprint PCS(R) subscribers traveling through our markets and the expansion of our network coverage. We are continuing to expand our service by upgrading network equipment and adding cell sites in certain markets that we believe will help us provide better service.

Merchandise sales

Merchandise sales were $1.9 million for the three-month period ended September 30, 2002 as compared to $2.4 million for the three-month period ended September 30, 2001, representing an decrease of $.5 million and related to fewer subscriber additions and higher discounts offered to new subscribers. The cost of handsets typically exceeds the amount received from our subscribers because we subsidize the price of handsets to remain competitive in the marketplace.

Operating Expenses

                                          Three-month period ended September 30,
                                                         2002               2001
                                                         ----               ----
                                                          (In thousands)
          Cost of service                             $18,325            $18,300
          Merchandise cost of sales                     2,741              4,646
          General & administrative                     14,347              8,183
          Sales & marketing                            11,421              8,717
          Non-cash stock compensation                     ---                 26
          Depreciation & amortization                  15,326              4,924
                                                      -------            -------

                 Total operating expenses               $62,160          $44,796
                                                        =======          =======

Cost of service

Cost of service was $18.3 million for the three-month period ended September 30, 2002 and three-month period ended September 30, 2001. The increased usage as a result of our subscriber growth was off set by contractual usage rate decreases from third party carriers.

Merchandise cost of sales

Merchandise cost of sales was $2.7 million for the three-month period ended September 30, 2002 as compared to $4.6 million for the three-month period ended September 30, 2001, representing a decrease of $1.9 million that was primarily related to fewer subscribers additions. The cost of handsets typically exceeds the amount received from our subscribers because we subsidize the price of handsets to remain competitive in the marketplace.

General and administrative expenses

General and administrative expenses were $14.3 million for the three-month period ended September 30, 2002 as compared to $8.2 million for the three-month period ended September 30, 2001, representing an increase of $6.1 million and was primarily related to billing and customer care costs, the Sprint affiliation fee and bad debt expense due to our increased subscriber base. We are also evaluating the impact of customer fraud on bad debt expense that occurred by customers entering incorrect bank information into Sprint PCS's electronic payment system

Sales and marketing expenses

Sales and marketing expenses were $11.4 million for the three-month period ended September 30, 2002 as compared to $8.7 million for the three-month period ended September 30, 2001, representing an increase of $2.7 million that primarily relates to increases in direct selling headcount and commissions paid for new subscribers to national third party retailers contracted to sell our product.

Depreciation and amortization expense

Depreciation and amortization expense was $15.3 million for the three-month period ended September 30, 2002 as compared to $4.9 million for the three-month period ended September 30, 2001, representing an increase of $10.4 million and was primarily due to $10.2 million related to the amortization of intangible assets. Net property and equipment for our PCS markets increased to $184.7 million at September 30, 2002 from $156.1 million at September 30, 2001.

Operating loss

The operating loss was $19.5 million for the three-month period ended September 30, 2002 as compared to $12.3 million for the three-month period ended September 30, 2001, representing an increase of $7.2 million that was primarily due to increases in subscriber revenue offset by the cost of adding new subscribers and increased depreciation costs associated with building out our markets.

Other Income/(Expense)
                                        Three-month period
                                        ended September 30,
                                                2002          2001
                                                ----          ----
                                                  (In thousands)
    Interest expense                       $  (9,476)    $  (7,629)
    Interest income                              587         1,807
                                           ---------     ---------
    Total other expense                    $  (8,889)    $  (5,822)
                                           =========     =========

Interest expense was $9.5 million for the three-month period ended September 30, 2002 as compared to $7.6 million for the three-month period ended September 30, 2001, representing an increase of $1.9 million. The increase in interest expense resulted from the increase in outstanding debt. Our outstanding debt was $336.7 million at September 30, 2002 as compared to $292.3 million at September 30, 2001.

Interest income was $.6 million for the three-month period ended September 30, 2002 as compared to $1.8 million for the three-month period ended September 30, 2001, representing a decrease of $1.2 million. The decrease was primarily due to less cash and cash equivalents available for investment and a decrease in interest rates.

Nine-month Period Ended September 30, 2002 Compared to the Nine-month Period Ended September 30, 2001:

Subscriber Additions

As of September 30, 2002, we provided personal communication services to 190,900 customers as compared to 125,800 customers at September 30, 2001. We added 35,600 customers during the nine-month period ended September 30, 2002 as compared to 44,200 new customers during the nine-month period ended September 30, 2001. The increased customers are attributable to the expansion of the network within our existing markets as well as the expansion into new markets within our territory. We do not include in our customer base an estimate of customers that never make their initial payment.

Revenues

                                    Nine-month period ended September 30,
                                                  2002               2001
                                                  ----               ----
                                                   (In thousands)

          Subscriber revenues                 $ 83,362            $48,563
          Roaming revenues                      27,928             23,945
          Merchandise sales                      6,469              5,231
          Other revenues                            21                  6
                                              --------            -------

                Total revenues                $117,780            $77,745
                                              ========            =======

Subscriber revenues

Total subscriber revenues were $83.4 million for the nine-month period ended September 30, 2002 as compared to $48.6 million for the nine-month period ended September 30, 2001, representing an increase of $34.8 million and was primarily the result of an increase in subscribers.

Roaming revenues

Roaming revenues were $27.9 million for the nine-month period ended September 30, 2002 as compared to $23.9 million for the nine-month period ended September 30, 2001, representing an increase of $4.0 million and was primarily the result of a higher volume of Sprint PCS(R) subscribers traveling through our markets and the expansion of our network coverage. We are continuing to expand our service by upgrading network equipment and adding cell sites in certain markets that we believe will help us provide better service.

Merchandise sales

Merchandise sales were $6.5 million for the nine-month period ended September 30, 2002 as compared to $5.2 million for the nine-month period ended September 30, 2001, representing an increase of $1.3 million and related to sales to new subscribers partially offset by an increase in handset discounts. The cost of handsets typically exceeds the amount received from our subscribers because we subsidize the price of handsets to remain competitive in the marketplace.

Operating Expenses

                                           Nine-month period ended September 30,
                                                         2002               2001
                                                         ----               ----
                                                          (In thousands)
          Cost of service                            $ 54,694           $ 46,228
          Merchandise cost of sales                    10,026              8,894
          General & administrative                     45,695             22,382
          Sales & marketing                            28,578             19,917
          Non-cash stock compensation                     ---                334
          Depreciation & amortization                  35,745             13,492
                                                     --------           --------

                Total operating expenses             $174,738           $111,247
                                                     ========           ========

Cost of service

Cost of service was $54.7 million for the nine-month period ended September 30, 2002 as compared to $46.2 million for the nine-month period ended September 30, 2001, representing an increase of $8.5 million, which primarily related to an increase in carrier roaming expenses and circuit and usage costs as a result of our larger subscriber base and market coverage.

Merchandise cost of sales

Merchandise cost of sales was $10.0 million for the nine-month period ended September 30, 2002 as compared to $8.9 million for the nine-month period ended September 30, 2001, representing an increase of $1.1 million and primarily related to sales to new subscribers. The cost of handsets typically exceeds the amount received from our subscribers because we subsidize the price of handsets to remain competitive in the marketplace.

General and administrative expenses

General and administrative expenses were $45.7 million for the nine-month period ended September 30, 2002 as compared to $22.4 million for the nine-month period ended September 30, 2001, representing an increase of $23.3 million and was primarily related to billing and customer care costs, the Sprint affiliation fee and bad debt expense due to our increased subscriber base and merger related expenses related to the US Unwired acquisition. We are also evaluating the impact of customer fraud on bad debt expense that occurred by customers entering incorrect bank information into Sprint PCS's electronic payment system

Sales and marketing expenses

Sales and marketing expenses were $28.6 million for the nine-month period ended September 30, 2002 as compared to $19.9 million for the nine-month period ended September 30, 2001, representing an increase of $8.7 million that primarily relates to increases in direct selling headcount and commissions paid to local and national third party retailers contracted to sell our product.

Depreciation and amortization expense

Depreciation and amortization expense was $35.7 million for the nine-month period ended September 30, 2002 as compared to $13.5 million for the nine-month period ended September 30, 2001, representing an increase of $22.2 million and was primarily due to $20.3 million related to the amortization of intangible assets. Net property and equipment for our PCS markets increased to $184.7 million at September 30, 2002 from $156.1 million at September 30, 2001.

Operating loss

The operating loss was $57.0 million for the nine-month period ended September 30, 2002 as compared to $33.5 million for the nine-month period ended September 30, 2001, representing an increase of $23.5 million that was primarily due to increases in subscriber revenue offset by the cost of adding new subscribers and increased depreciation costs associated with building out our markets.

Other Income/(Expense)
                                       Nine-month period ended September 30,
                                                          2002          2001
                                                          ----          ----
                                                           (In thousands)
    Interest expense                                 $ (26,819)    $ (21,986)
    Interest income                                      2,821         5,975
                                                     ---------     ---------
    Total other expense                              $ (23,998)    $ (16,011)
                                                     =========     =========

Interest expense was $26.8 million for the nine-month period ended September 30, 2002 as compared to $22.0 million for the nine-month period ended September 30, 2001, representing an increase of $4.8 million. Our outstanding debt was $336.7 million at September 30, 2002 as compared to $292.3 million at September 30, 2001.

Interest income was $2.8 million for the nine-month period ended September 30, 2002 as compared to $6.0 million for the nine-month period ended September 30, 2001, representing a decrease of $3.2 million. The decrease was primarily due to less cash and cash equivalents available for investment and a decrease in interest rates.

Liquidity and Capital Resources

As of September 30, 2002, we had $3.7 million in cash and cash equivalents, $34.0 million in investment securities, $41.0 million in restricted cash and US Treasury securities for our senior notes and total availability in revolving loans under our senior bank credit facility of $38.4 million.

We are an unrestricted subsidiary of US Unwired. Funds available under our senior bank credit facility and cash flow can only be used by us, and, respectively, funds available under US Unwired's senior bank credit facility and cash flow can only be used by US Unwired.

We used $45.4 million of cash in operating activities during the nine-month period ended September 30, 2002. The $9.3 million of cash used in investing activities during the nine-month period ended September 30, 2002 includes cash outlays of $69.9 million for capital expenditures, partially offset by the $21.4 million release of restricted cash and U.S. Treasury securities to be used to pay interest related to the senior notes, and by $39.2 million in proceeds from matured investments. The $55.0 million in cash provided by financing activities during the nine-month period ended September 30, 2002 consisted of the borrowings under the senior credit facility net of repayments.

A number of factors, including the rapidly changing wireless industry, general economic uncertainty, lower than expected new subscriber additions, higher rates of customer turnover, bad debt losses higher than anticipated and unanticipated charges from Sprint PCS, has caused management to review the assumptions underlying the business plan for IWO. While these forward-looking projections are being refined, they indicate that, despite these adverse trends, cash, cash flow from operations and borrowings from our senior bank credit facility, are expected to be sufficient to fund operating losses, meet capital expenditure needs, and service debt requirements for IWO through 2003. Management's projections contain significant assumptions including projections for new customer additions, CPGA, capital expenditures, ARPU, churn, bad debt expense, wireless handset upgrade costs, operating expenses, fees charged by Sprint PCS and travel revenue and expense. If one or more of these assumptions are not correct, IWO may not have sufficient sources of cash to meet its cash requirements through 2003.

The senior bank credit facility, established in December 2000, is subject to certain restrictive covenants including maintaining certain financial ratios, attaining defined subscriber growth and network coverage goals, and limiting annual capital expenditures. A number of factors have changed in our business that could have an adverse effect on our being able to meet these covenants in 2003, in particular the minimum subscriber covenant. In September, we elected to discontinue offering Sprint PCS's no deposit Clear Pay product because of unacceptable high churn rates and bad debt losses. Our decision to focus on quality customers with increased profitability will impair our ability to add subscribers at a level to meet the minimum requirements at various times in 2003. If we are unable to amend our senior bank credit facility or obtain the appropriate waivers, we would not be eligible to borrow under our revolving credit facility. Without the funds from our senior bank credit facility, we will not have sufficient liquidity to meet our current business forecast without significantly reducing our cash expenditures to levels that will impair the future viability of our business. Moreover, if as a result of covenant violations, our bank lenders declare our existing loans in default, our outstanding senior notes would also become in default, and it is unlikely that we would be able to obtain the funds to repay the banks and the senior note holders.

 As of September 30, 2002, management believes that we are in compliance with all financial and operational covenants associated with our senior credit facility, senior notes and agreements with Sprint PCS.

On October 31,2002, IWO made a request to borrow $15 million under its revolving credit agreement with its banks with proceeds from the borrowing due to IWO on November 7, 2002. On November 7, 2002 we received $13.2 million from the bank group with one bank failing to fund its portion of the request. IWO believes that it met all conditions for the borrowing request and has forwarded a notice of default to the bank failing to make its funding. Any such failure of our banks to fund a valid borrowing request leave us with insufficient funds to meet our cash requirements in 2003 even if we are in compliance with our bank covenants.

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

Item 4. Controls and Procedures

In September, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of the evaluation date. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation date.

Part II Other Information

Item 5. Other Information

RISK FACTORS

In addition to the other information included in this document and incorporated into it by reference, you should carefully consider these risk factors. An extremely brief overview introduces each of the subsections below. We think the overview captures the gist of the subsection, but it is not a substitute for reading the entire subsection.

Introduction

IWO Holdings, Inc. ("IWO") is principally engaged in the ownership and operation of wireless personal communications system ("PCS"). IWO has its own Sprint PCS territory and its own agreement with Sprint PCS. On April 1, 2002, IWO was acquired by US Unwired. "We" and "our" refer collectively to IWO Holdings, Inc. and its subsidiaries.

Risks Related to Our Merger

Overview of this subsection: We will not achieve the benefits of our merger with US Unwired unless we successfully integrate the operations of territories that are geographically separated from each other. The separate debt of US Unwired and IWO will make this integration more difficult. Our merger expenses were approximately $7.7 million, which was paid from our cash reserves.

Our integration with US unwired presents significant challenges.

We entered into the merger agreement with US Unwired with the expectation that the merger will result in expanding our existing network and customer base and taking advantage of the best operating practices of both organizations. Achieving the benefits of the mergers will depend in part on integrating the operations of both companies in an efficient manner. We cannot assure you that this will occur. To realize the anticipated benefits of this combination, our management team must develop strategies and implement a business plan that will successfully:

     .   manage the combined company's networks and markets;

     . maintain adequate focus on existing business and operations while working to integrate both companies;

     . combine both companies that do not have extensive operating histories in the PCS market;

     . manage each company's cash and available credit lines for use in financing future growth and working capital needs;

     .   manage the marketing and sales of each of both companies;

     . manage the geographic distance between the territories of both companies;

     .   manage the integration of operational and financial reporting software;

     .   retain and attract key employees during a period of transition.

The diversion of management's attention from ongoing operations and any difficulties encountered in the transition and integration process could have a material adverse effect on our financial condition and results of operations and cash flows.

Our ability to operate as a combined company will be limited by our and US Unwired's separate public debt indentures and credit facilities.

In order to comply with the indenture governing US Unwired's senior notes, IWO was designated as an unrestricted subsidiary of US Unwired. As a result, for purposes of US Unwired's and IWO's respective public debt indentures, IWO, on the one hand, and the rest of our companies, on the other hand, will operate as separate business entities. Due to restrictions in US Unwired's indenture, US Unwired will be unable to provide direct or indirect credit support to IWO. Likewise, IWO will be restricted under its debt instruments from paying dividends or freely transferring money to US Unwired and our other companies. These restrictions may hinder the combined company's ability to achieve the anticipated benefits of the merger with US Unwired, react to developments in our or US Unwired's business or take advantage of business opportunities.

US Unwired and IWO depend on the cash flows of their respective subsidiaries to satisfy our respective debt obligations.

US Unwired and IWO depend on their respective subsidiaries (other than IWO, in the case of US Unwired) for cash flow and to service their respective debt obligations. Existing or future credit agreements may restrict or prohibit IWO's subsidiaries from paying dividends not only to IWO but also to US Unwired and our other companies and may also restrict or prohibit subsidiaries of US Unwired from paying dividends not only to us but also to IWO. State law may also limit the amount of the dividends that the respective subsidiaries are permitted to pay.

We may not achieve the anticipated benefits from our mergers.

We believe that certain benefits will result from the merger. We cannot assure you, however, that integrating our business with US Unwired's, even if completed in an efficient, effective and timely manner, will result in combined results of operations and financial condition superior to those that we could have achieved independently. The success of the transactions for us will depend on revenue growth or other benefits sufficient to offset the dilutive effects of the additional shares US Unwired issued in the merger. We cannot assure you that we will achieve sufficient benefits.

We have incurred significant costs associated with the mergers.

 We have incurred significant direct transaction expenses, which have either been expensed for accounting purposes as incurred or are treated as part of the total purchase price. In addition, US Unwired has incurred significant direct transaction costs associated with the merger, which are included as a part of the total purchase price for accounting purposes. In either event, these expenses have decreased our cash reserves. Further, we are incurring severance expenses, and we will incur other costs associated with integrating the companies. We cannot assure you that we will not incur additional material charges in subsequent quarters to reflect additional costs associated with the merger.

Risks Related to the Combined Company's Business, Strategy and Operations

Overview of this subsection: We have never operated profitably or achieved consistent positive cash flow. If that doesn't change, we will not have enough cash to run our business. Timely expansion or completion of the PCS networks of our operating subsidiary is a key to our success, but we face numerous challenges in doing that. Revenues we receive from travelers in our territories may not meet our expectations.

We have not yet operated our business profitably or achieved consistent positive cash flow.

We expect to continue to incur significant operating losses and to continue to generate negative cash flow while we complete and expand our PCS networks and build our customer base. Our ultimate profitability will depend upon many factors, including our ability to market our services successfully and operate our networks efficiently, in addition to numerous other factors that are described in this "Risk Factors" section. If we fail to achieve at least positive cash flow within a reasonable period of time, an investment in our 14% Senior Notes may not have much value.

If we do not successfully manage the operations and expected growth of the combined company following the merger, our operating performance may be adversely impacted.

We have limited operating history as a Sprint PCS affiliate. IWO began operations as a Sprint PCS affiliate on January 5, 2000. Our ability to achieve and sustain operating profitability will depend upon many factors, including our ability to effectively market Sprint PCS services and manage customer turnover rates in their respective markets. In addition, a key factor our operational performance will depend upon is our ability to manage growth through the expansion or completion of our network build-out and through implementing the best practices to increase market penetration in our current and future markets. Market penetration means the number of people in our markets who use our Sprint PCS services. To be successful, we will require continued development, construction, testing, deployment and operation of our network. These activities are expected to place demands on our managerial, operational and financial resources

The failure to timely expand or complete the build-out of our network, or to obtain the equipment needed for completion on a timely basis, may result in a decrease in the number of expected new PCS subscribers and adversely affect the results of operations or result in a breach of its agreement with Sprint PCS.

IWO has not yet completed its required build-out. In order to expand or complete network build-outs, we must successfully lease or otherwise retain rights to a sufficient number of radio communications and network control sites, complete the purchase and installation of equipment, build-out the physical infrastructure and test the network. We must also meet all requirements of our agreements with Sprint PCS and all FCC requirements. One of these FCC requirements is that our network must not interfere with microwave radio systems. Compliance with that requirement could delay or impede expansion or built-out of our network. Regulatory changes, engineering design changes and required technological upgrades could affect the number and location of our PCS towers as well as our ability to obtain sufficient rights to meet their network build-out expansion goals or requirements. Some of the radio communications and network control sites required for IWO to complete its required build-out are likely to require zoning variances or other local governmental or third party approvals. The local governmental authorities in various locations in IWO's markets have, at times, placed moratoriums on the construction of additional cell sites. Any failure by IWO to complete its network build-out on a timely basis may limit its network capacity and/or reduce the number of its expected new PCS subscribers, either of which could adversely affect the results of operations and our financial condition or result in a breach of its agreement with Sprint PCS.

From time to time, there is considerable demand for the communications equipment that we need to expand or complete our network, and manufacturers of this equipment could have substantial backlogs of orders. Competitors who purchase large quantities of communications equipment may receive priority in the delivery of this equipment. If we cannot get this equipment, we may fail to expand or construct our network timely. This could limit our ability to compete effectively or to meet the construction requirements of the FCC or our Sprint PCS agreements. If we do not meet these construction requirements, we could breach our agreements with Sprint PCS.

We obtain most of our network equipment from two suppliers. This equipment is not interchangeable, and we would be materially adversely affected if we could not obtain this network equipment timely or at all.

Our PCS networks are either Lucent networks, meaning that the network equipment is supplied by Lucent, or Nortel networks. If additional equipment is needed for expansion or repair of a network, it must come from Lucent, if the network is a Lucent network, or Nortel, if the network is a Nortel network, for compatibility with our existing network equipment. If either of these suppliers should cease to supply its equipment, or should it delay supplying it, we would be prevented or delayed in expanding or repairing the affected network.

Any inability to expand our networks, or to keep them repaired, could have a material adverse effect on us.

If we lose the right to install our equipment on wireless towers or we are unable to renew expiring leases for wireless towers on favorable terms or at all, our business and results of operations could be adversely impacted.

Substantially all of our cell sites are installed on leased tower facilities that are shared with one or more other wireless service providers. In addition, a large portion of these leased tower sites are owned by a few tower companies. If a master agreement with one of these tower companies were to terminate, or if one of these tower companies were unable to support use of its tower sites, we would have to find new sites or may be required to rebuild the affected portion of their networks. In addition, the concentration of our cell sites with a few tower companies could adversely affect our results of operations and financial condition if we are unable to renew our expiring leases with these tower companies on favorable terms or at all. If any of the tower leasing companies that we do business with should experience severe financial difficulties, or file for bankruptcy protection, our ability to use our towers could be adversely affected. That, in turn, would adversely affect our revenues and financial condition if a material number of towers were involved.

The loss of the officers and skilled employees upon whom we depend to operate our business or the inability to attract additional personnel for the combined company's growth could adversely affect the combined company's results of operations.

The combined company's business is managed by a small number of executive officers. We believe that our future success will depend in part on our continued ability to retain these executive officers and to attract and retain highly qualified technical and management personnel for the combined company. We may not be successful in retaining key personnel or in attracting and retaining other highly qualified technical and management personnel. We do not maintain policies of life insurance on our key executives.

Expanding our PCS territory may have a material adverse effect on our business and reduce the market value of our 14% Senior Notes.

As part of our continuing operating strategy, we may expand our territory through the grant of additional markets from Sprint PCS or through acquisitions of other Sprint PCS network partners. These transactions may require the approval of Sprint PCS and commonly involve a number of risks, including the:

     .   difficulty of integrating acquired operations and personnel;

     .   diversion of management's attention;

     .   disruption of ongoing business;

     . impact on our cash and available credit lines for use in financing future growth and working capital needs;

     .   inability to retain key personnel;

     . inability to successfully incorporate acquired assets and rights into our service offerings;

     . inability to maintain uniform standards, controls, procedures and policies; and

     .   impairment of relationships with employees, customers or vendors.

Failure to overcome these risks or any other problems encountered in these transactions could have a material adverse effect on our business.

Our service area will be threatened by bad weather, including severe winter weather, which could cause interruptions in service resulting in increased expenses and reduced operating results.

Our entire service area is located in the northeastern section of the United States and could be adversely affected by severe winter storms. We may face service interruptions for indefinite periods if a winter storm strikes one or more of our service areas, resulting in increased expenses and reduced operating results.

Unauthorized use of our networks could disrupt our business.

We will likely incur costs associated with the unauthorized use of our networks, including administrative and capital costs associated with detecting, monitoring and reducing the incidence of fraud. Fraud impacts interconnection costs, capacity costs, administrative costs, fraud prevention costs and payments to other carriers for unbillable fraudulent roaming.

Because we depend heavily on outsourcing, the inability of third parties to fulfill their contractual obligations to IWO may materially disrupt its services or the build-out of its portion of the Sprint PCS network.

Because we outsource portions of our business, it depends heavily on third-party vendors, suppliers, consultants, contractors and local telephone and utility companies. We have retained those persons to:

     .   design and engineer its systems;

     .   design and construct retail stores;

     . obtain permits for the construction of base stations, switch facilities and towers;

     .   construct cell sites and switching facilities;

     .   obtain cell site leases;

     .   install transmission lines; and

     .   deploy its wireless personal communications services network systems.

The failure by any of our vendors, suppliers, consultants, contractors or local telephone and utility companies to fulfill their contractual obligations to IWO could materially disrupt the operations of our portion of our Sprint PCS network or its build-out.

IWO's projected build-out plan does not cover all of their territories, which could make it difficult to maintain profitable customer bases.

Our projected build-out plan for our territory does not cover all areas of our territories. By the end of 2003, we expect to cover approximately 74% of the resident population in our territory. Our planned coverage may not adequately serve the needs of the potential customers in our respective territories or attract enough subscribers to operate our business successfully. To correct this potential problem we may have to cover a greater percentage of our territory than anticipated, which we may not have the financial resources to complete or may be unable to do profitably.

We may not receive as much Sprint PCS net travel, or roaming, revenue as we anticipate.

We are paid a fee from Sprint PCS for every minute that a Sprint PCS subscriber based outside of our markets uses the Sprint PCS network in our markets. Similarly, we pay a fee to Sprint PCS for every minute that a Sprint PCS subscriber based in our markets uses the Sprint PCS network outside our markets. Sprint PCS customers from our markets may spend more time in other Sprint PCS coverage areas than we anticipate and Sprint PCS customers from outside our markets may spend less time in our markets or may use our services less than we anticipate. As a result, we may receive less Sprint PCS travel revenue than we anticipate or we may have to pay more Sprint PCS travel fees than the travel revenue we collect.

Under our agreements with Sprint PCS, Sprint PCS can change the current fee called the travel rate, that we receive and pay for each Sprint PCS travel minute after December 31, 2002. Sprint PCS has notified us that the reciprocal travel rate will change for IWO from $0.10 per minute in 2002 to $0.058 per minute in 2003. Currently, the fees we receive for customers of Sprint PCS and its other network partners using our network exceed those that we pay for our customers using their networks. We therefore expect the decrease in the travel rate to decrease both our revenues and expenses from travel as well as our EBITDA and cash flow from operations, and any such decreases could be material.

Sprint PCS's roaming arrangements may not be competitive with other wireless service providers, which may restrict our ability to attract and retain customers and create other risks for us.

We rely on Sprint PCS's roaming arrangements with other wireless service providers for coverage in some areas where Sprint PCS service is not yet available. The risks related to these arrangements include:

     . the quality of the service provided by another provider during a roaming call may not approximate the quality of the service provided by the Sprint PCS network;

     . the price of a roaming call off our network may not be competitive with prices of other wireless companies for roaming calls;

     . customers must end a call in progress and initiate a new call when leaving the Sprint PCS network and entering another wireless network;

     . Sprint PCS customers may not be able to use Sprint PCS's advanced features, such as voicemail notification, while roaming; and

     . Sprint PCS or the carriers providing the service may not be able to provide us with accurate billing information on a timely basis.

If Sprint PCS customers are not able to roam instantaneously or efficiently onto other wireless networks, we may lose current Sprint PCS subscribers and our Sprint PCS services will be less attractive to new customers.

Sales of Sprint PCS products and services in our territory by a "reseller" that is 50% owned by Sprint PCS could reduce our number of subscribers and our margins.

We allow a company, called a reseller, to sell Sprint PCS products and services in our territories. Our networks provide the Sprint PCS services that are sold by the reseller in our territories. We receive income from the reseller that we consider to be a fair return for this use of our networks, but our margins are greater when we generate our own subscribers. The reseller is 50% owned by Sprint PCS.

Risks Particular to the Indebtedness of  IWO and US Unwired

 Both IWO and US Unwired have separate debt structures. Each of US Unwired and IWO has issued senior notes, and each of them has senior credit facilities with banks. Because of restrictions in the indentures governing the senior notes and the credit agreements governing the senior credit facilities, funds borrowed by US Unwired may not be used to finance IWO and IWO's subsidiaries but are available for all of US Unwired's other subsidiaries, including LA Unwired, TX Unwired and Georgia PCS. Because of the same restrictions, funds borrowed by IWO may be used only to finance IWO and IWO's subsidiaries.

Overview of this subsection: IWO has very substantial amount of debt. We cannot borrow from our banks unless we meet the banks' requirements for borrowing. The economic downturn will make it more difficult to meet these requirements. If we fail to repay our debt on time, our lenders may foreclose on our assets and, if that occurs, our 14% senior notes will probably be worthless.

We have substantial debt that we may not be able to service; a failure to service this debt may result in the lenders under this debt taking away assets of ours.

Our substantial debt will have a number of important consequences for our operations and our investors, including the following:

     . we will have to dedicate a substantial portion of any cash flow from our operations to the payment of interest on, and principal of, its debt, which will reduce funds available for other purposes;

     . we may not be able to obtain additional financing for unanticipated capital requirements, capital expenditures, working capital requirements and other corporate purposes;

     . our financing under our senior credit facility, will be at variable rates of interest, which could result in higher interest expense in the event of increases in market interest rates; and

Our ability to make payments on our debt will depend upon our future operating performance, which is subject to general economic and competitive conditions and to financial, business and other factors, many of which we can not control. If the cash flow from our operating activities is insufficient, we may take actions, such as delaying or reducing capital expenditures, attempting to restructure or refinance our debt, selling assets or operations or seeking additional equity capital. Any or all of these actions may not be sufficient to allow us to service our debt obligations or may adversely affect our results of operations. Further, we may be unable to take any of these actions on satisfactory terms, in a timely manner or at all. The credit facilities and indentures governing our debt, limit our ability to take several of these actions, and limits our ability to borrow more money. The failure to generate sufficient funds to pay our debts or to successfully undertake any of these actions could, among other things, materially adversely affect the market value of our 14% senior notes, the US Unwired common stock or result in lenders controlling the assets of IWO.

If we do not meet all of the conditions required under our credit facility, we may not be able to draw down all of the funds we anticipate receiving from the lenders and we may not be able to fund operating losses and working capital needs.

As of September 30, 2002, we had borrowed $200.0 million under our senior credit facility. Also, as of September 30, 2002, IWO had $37.7million in unrestricted cash and investment securities. The availability of the remaining $38.4 million available under our senior credit facility is subject to IWO meeting all of the conditions specified by the respective financing documents and, in addition, is subject at each funding date to specific conditions, including the following:

     . that the representations and warranties in our loan documents are true and correct;

     . that our financial and operating covenant tests are satisfied, including leverage and operating o performance covenants and covenants relating to earnings before interest, taxes, depreciation and amortization, referred to as EBITDA; and

     . the absence of a default under our loan documents, including its indenture.

We anticipate that we will need some or all of the funding available under our senior credit facilities to fund continuing operations. If the assumptions underlying the business plans of IWO are not correct for market growth, subscriber additions, churn, revenue from subsidiaries, roaming revenue, operating expenses (including bad debt losses), unanticipated capital requirements, capital expenditures, charges for Sprint PCS provided services, working capital requirements or other corporate charges, they may not meet the conditions at each funding date, and our senior lenders may not lend some or all of the remaining amounts under our senior credit facility. If other sources of funds are not available, we may not be in a position to meet our operating cash needs or meet our obligations under our agreement with Sprint PCS.

Please see the discussion under "Risks Related to Factors Currently Affecting Our Business," which begins on page 43.

IWO will be in default under its indebtedness if it fails to pass financial and business tests.

Our senior credit facilities require us to maintain specified financial ratios and to satisfy specified tests. Collectively, these tests relate to:

     .   minimum covered population;

     .   minimum number of subscribers and/or average revenue per subscriber;

     .   minimum annualized revenues;

     .   maximum dollar amounts for capital expenditures;

     .   various leverage tests;

     . minimum earnings before interest, taxes, depreciation and amortization, or EBITDA; and

     .   maximum EBITDA loss.

If we fail to satisfy any of the financial ratios and tests, we could be in default under our senior credit facility. In addition to making funds under the senior credit facility unavailable to IWO, an event of default under our senior credit facility may prohibit us from paying our senior notes, which would cause a default under our indenture, or may result in our lenders controlling substantially all of our assets or accelerating the maturity of the our debt. Should this occur, the 14% senior notes or common stock of US Unwired may have little or no value.

Please see the discussion under "Risks Related to Factors Currently Affecting Our Business," which begins on page 43.

If we need additional financing that we cannot obtain, we may have to change our network construction plans and modify our business plans.

IWO expects to make significant capital expenditures to complete or expand its PCS network. Actual expenditures may differ significantly from estimates. IWO would have to obtain additional financing to fund its network construction or expansion plans, if:

     .   existing sources of capital are unavailable or insufficient;

     .   IWO significantly departs from or changes its business plan;

     . IWO experiences unexpected delays or cost overruns in the expansion or completion of its network, including changes to the schedule or scope of the network build-out or expansion;

     . changes in technology or governmental regulations create unanticipated costs; or

     .   Sprint PCS grants IWO more service areas to build out and manage.

We cannot predict whether any additional financing will be available to IWO or on what terms such financing would be available. If IWO needs additional financing that it cannot obtain, we will have to change our plans for the remainder of its network.

IWO's indebtedness place restrictions on it that will limit our operating flexibility and US Unwired's ability to engage in some transactions.

The respective indentures governing US Unwired's and IWO's senior notes and their respective senior credit facilities impose material operating and financial restrictions on US Unwired and its subsidiaries (other than IWO) and on IWO and its subsidiaries. These restrictions may limit their ability to engage in some transactions, including the following:

     .   completing designated types of mergers or consolidations;

     .   creating liens;

     .   paying dividends or other distributions to their stockholders;

     .   making investments;

     .   selling assets;

     .   repurchasing their common stock;

     .   changing lines of business;

     .   borrowing additional money;

     .   entering into transactions with their affiliates; and

     .   issuing additional shares of common stock.

These restrictions could also limit their ability to obtain financing by borrowing money or issuing common stock, refinance or pay principal or interest on US Unwired's or IWO's outstanding debt, consummate acquisitions for cash or debt or react to changes in our operating environment. Moreover, these restrictions could cause the combined company to be at a competitive disadvantage to competitors who do not have similar restrictions.

If a specified change in control of IWO occurs, it may not be able to buy back its senior notes as required by its indenture.

If IWO has a change in control as defined under its indenture, it will be required to offer to buy back all of its outstanding senior notes. We cannot assure you that IWO will have sufficient funds at the time of a change in control to perform this obligation or that restrictions in its credit facilities would allow it to do so. IWO's requirement to buy back its notes upon a change in control could impair the value of US Unwired common stock or could cause a default under IWO's indenture which, in turn, would cause a default under its senior credit facility. In addition, a change in control as defined under IWO's credit facility would cause it to default under its senior credit facility.

If IWO defaults under its senior credit facility, its lenders may declare its debt to be immediately due and payable and Sprint PCS may force IWO to sell its assets to Sprint PCS without stockholder approval.

If IWO defaults under its senior credit facility and it's lenders accelerate the maturity of it's debt, Sprint PCS has the option to purchase the IWO's assets at a discount to market value and assume IWO's obligations under its senior credit facilities without further approval of the stockholders of IWO. If Sprint PCS does not exercise this option, IWO's lenders may sell its assets to third parties without further approval of the stockholders of IWO.

If IWO fails to pay the debt under its credit facility, Sprint PCS has the option of purchasing IWO's loans, giving Sprint PCS certain rights of a creditor to foreclose on IWO's assets.

Sprint PCS has contractual rights, triggered by an acceleration of the maturity of the debt under IWO's respective senior credit facility, pursuant to which Sprint PCS may purchase IWO's obligations to its senior lenders and obtain the rights of a senior lender. To the extent Sprint PCS purchases these obligations, Sprint PCS's interests as a creditor could conflict with our interests. Sprint PCS's rights as a senior lender would enable it to exercise rights with respect to IWO's assets and its continuing relationship with Sprint PCS in a manner not otherwise permitted under IWO's Sprint PCS agreements.

Risks Particular to the Combined Company's Relationship with Sprint PCS

Overview of this subsection: We depend heavily on Sprint PCS. It performs our billing, designs and advertises the products and services we sell, and provides our customer service, in addition to a wide variety of other services. If Sprint PCS does not succeed, it is highly unlikely that we will succeed. We have little influence with Sprint PCS under our agreements with it.

The termination of IWO's affiliation with Sprint PCS or Sprint PCS's failure to perform its obligations under the Sprint PCS agreements would severely restrict our ability to conduct its business.

IWO does not own any FCC licenses as it operates under the FCC licenses of Sprint PCS. The ability IWO to offer Sprint PCS products and operate a PCS network is dependent on its Sprint PCS agreements remaining in effect and not being terminated.

     . These agreements give it the right to use the Sprint(R) and Sprint PCS(R) brand names and logos and related rights. If it loses these rights, our operations will be impaired.

     . These agreements impose strict requirements on the construction of our network. IWO has not yet completed construction of its network. If IWO does not meet these requirements, these agreements may be terminated and IWO could lose the right to be the provider or sole provider of Sprint PCS products and services in IWO's service area.

     . These agreements require IWO to meet strict technical requirements such as the percentage of time the network is operative, the percentage of dropped calls, the ratio of blocked call attempts to total call attempts, the ratio of call origination to termination failures, and call transport requirements for links between cell sites, switches and outside telephone systems. If these and other requirements are not met, Sprint PCS can terminate the affected agreements.

     . The Sprint PCS agreements of IWO may be terminated also if any of Sprint PCS's FCC licenses are lost or jeopardized, or if IWO becomes insolvent.

     . These agreements give Sprint PCS a substantial amount of influence and control over the conduct of IWO's business. Sprint PCS may make decisions that adversely affect IWO's business, like introducing costly new products that fail in the marketplace or setting the prices for its national plans at levels that may not be economically sufficient for IWO's business.

     . If the management agreements of IWO with Sprint PCS are terminated or breached, IWO may be required to o sell its PCS assets to Sprint PCS at prices that are unfavorable to us or Sprint PCS may be required to assign IWO some of Sprint PCS's licensed spectrum.

     . The management agreements are not perpetual. If Sprint PCS decides not to renew the management agreements at the expiration of the 20-year initial term or any 10-year renewal term, IWO would no longer be a part of the Sprint PCS network. Even with all renewals, the management agreement with IWO terminates in 50 years, and this agreement can be terminated at any time for breach of any material term.

     . Sprint PCS is permitted to terminate the management agreement for breach of any of the material terms of the agreements. These terms include operational and network requirements that are extremely technical and detailed and apply to each retail store, cell site and switch site. Many of these operational and network requirements can be changed by Sprint PCS with little notice. As a result, IWO may not always be in compliance with all requirements of the Sprint PCS agreements. Sprint PCS conducts periodic audits of compliance with various aspects of its program guidelines and identifies issues it believes needs to be addressed. There may be substantial costs associated with remedying any non-compliance, and such costs may adversely affect our operating results and cash flow.

Sprint PCS may make business decisions that are not in the best interests of IWO, which may adversely affect the relationships of IWO with customers in its territories, increase its expenses and/or decrease its revenues.

Sprint PCS, under the Sprint PCS agreements, has a substantial amount of influence and control over the conduct of the businesses of IWO. Accordingly, Sprint PCS may make decisions that adversely affect, IWO's, business, such as the following:

     . Sprint PCS could price its national plans based on its own objectives and could set price levels or other terms that may not be economically sufficient for IWO's, business;

     . Sprint PCS could raise the costs for Sprint PCS to perform back office services for IWO or otherwise seek to increase what we pay Sprint PCS, or it could reduce levels of services it provides to IWO;

     . Sprint PCS has sought to charge us more as a result of launching the new "third generation" or 3G technology called "one times radio transmission technology" or 1XRTT;

     .   Sprint PCS can reduce the travel rate at any date for IWO;

     . Sprint PCS prohibits IWO from selling non-Sprint PCS approved equipment;

     . Sprint PCS could develop products and services, or establish credit policies such as the NDASL program that is described below, that adversely affected our business;

               . Sprint PCS introduced a payment method for subscribers to pay the cost of service with us. This payment method did not initially have adequate controls or limitations, and we have discovered that some fraudulent payments were made to accounts using this payment method. The controls and limitations have now been strengthened. We are investigating the scope of this fraud and its financial impact on us. If the fraud turns out to be widespread, it could have a material adverse impact on our results of operations and financial condition;

     . Sprint PCS could keep us from developing our own promotional plans that we may believe to be necessary to attract new subscribers or from selling equipment selected by us;

     . Sprint PCS could, subject to limitations under IWO's agreement, alter its network and technical o requirements or request that IWO, build out additional areas within its territories, which could result in increased equipment and build-out costs;

     . Sprint or Sprint PCS could make decisions which could adversely affect the Sprint(R) and Sprint PCS(R) brand names, products or services; and

     . Sprint PCS could decide not to renew the Sprint PCS agreements or to no longer perform its obligations, which would severely restrict IWO's ability to conduct business.

Decisions such as those referred to above could adversely affect our relationship with our customers by changing products, services and price plans to which those customers had become accustomed. Should Sprint PCS have a change of control, or should management of Sprint PCS otherwise change, the pace at which decisions such as the foregoing occur could accelerate, increasing the risk of disfavor from customers of IWO.

We deal with Sprint PCS weekly on a variety of issues. Sometimes we disagree with Sprint PCS or oppose what Sprint PCS would like us to do. This occurs particularly when Sprint PCS tells us we must adopt business methods or pricing plans that we think will hurt our business. Because we rely so heavily on our relationship with Sprint PCS, any deterioration of that relationship or of Sprint PCS's desire to cooperate with IWO could adversely affect our business.

Change in Sprint PCS products and services may reduce customer additions.

The competitiveness and effective promotion of Sprint PCS products and services are key factors in our ability to attract and retain customers. For example, under the Sprint PCS service plans, customers who do not meet certain credit criteria can nevertheless select any plan offered subject to an account-spending limit, referred to as ASL, to control credit exposure. Account spending limits range from $125 to $200 depending on the credit quality of the customer. Prior to May 2001, all of these customers were required to make a deposit ranging from $125 to $200 that could be credited against future billings. In May 2001, a new Sprint PCS program, called NDASL for no deposit account spending limit, eliminated the deposit requirement on certain, but not all, credit classes. As a result, a significant amount of our new customer additions have been under the NDASL program. Sprint PCS has replaced the NDASL program with the "Clear Pay Program" without reinstating the deposit requirement. The Clear Pay Program is substantially similar to the NDASL program but with an increased emphasis on payment of outstanding amounts. Under the Clear Pay Program, customers who do not meet certain credit criteria can select any plan offered, subject to an account-spending limit. The NDASL program has had the effect of increasing churn and bad debt expense. Sprint PCS has the right to end or materially change the terms of the Clear Pay Program. If Sprint PCS chooses to eliminate the Clear Pay Program or alter its features, the growth rate we expect to achieve may decrease. Effective September 24, 2002, IWO reinstated deposits for the Clear Pay program. We believe that reinstatement of the deposit will reduce the number of potential new customers in these markets.

The inability of Sprint PCS to maintain high quality back office services or IWO's inability to use Sprint PCS's back office services and third party vendors' back office systems, could lead to customer dissatisfaction, impair the ability of IWO to make necessary adjustments to its business plan, increase the loss of subscribers or otherwise increase, IWO's, costs or adversely affect our business.

IWO relies on Sprint PCS's internal support systems, including customer care, billing and other back office support. IWO's, operations could be disrupted if Sprint PCS is unable to maintain and expand its internal support systems in a high quality manner, or to efficiently outsource those services and systems through third party vendors. We expect the rapid expansion of Sprint PCS's business to continue to pose a significant challenge to its internal support systems. Additionally, Sprint PCS has relied on third party vendors for a significant number of important functions and components of its internal support systems and may continue to rely on these vendors in the future. IWO will depend on Sprint PCS's willingness to continue to offer these services and to provide these services effectively and at competitive costs. IWO's, agreements with Sprint PCS provide that, upon nine months' prior written notice, Sprint PCS may elect to terminate any of these services. The inability of Sprint PCS to maintain high quality back office services, or IWO's inability to use Sprint PCS's back office services and third party vendors' back office systems, could lead to customer dissatisfaction, increase the loss of subscribers or otherwise increase IWO's, costs.

Should Sprint PCS fail to deliver timely and accurate information, this may lead to adverse short-term decisions and inaccurate assumptions in our business plan. It could also adversely affect our cash flow because Sprint PCS collects our receivables and sends us a net amount that is based on the financial information it produces for us.

If Sprint PCS does not complete the construction of its nationwide PCS network, IWO may not be able to attract and retain customers.

Sprint PCS currently intends to cover a significant portion of the population of the United States, Puerto Rico and the U.S. Virgin Islands by creating a nationwide PCS network through its own construction efforts and those of its network partners like IWO. Sprint PCS is still constructing its nationwide network and does not yet offer PCS services, either on its own network or through its roaming agreements, in every city in the United States.

If one of IWO's customers travels in an area where a Sprint PCS or compatible system is not yet operational, the customer would not be able to make a call on that area's system unless he or she has a telephone handset that can make calls on both systems. Generally, these handsets are more costly. Moreover, the Sprint PCS network does not allow for calls to be transferred without interruption between the Sprint PCS network and another wireless network. This means that a customer must end a call in progress and initiate a new call when entering an area not served by the Sprint PCS network. The quality of the service provided by another network may not be equal to that of the Sprint PCS network, and IWO's customers may not be able to use some of the advanced features of its network. This could result in customer dissatisfaction and loss of customers.

Sprint PCS has entered into management agreements similar to IWO's with companies in other markets under its nationwide PCS build-out strategy. IWO's results of operations are dependent on Sprint PCS's national network and, to a lesser extent, on the networks of Sprint PCS's other network partners. Sprint PCS's network may not provide nationwide coverage to the same extent as its competitors, which could adversely affect IWO's ability to attract and retain customers.

If Sprint PCS does not succeed, or if IWO does not maintain a good relationship with Sprint PCS, IWO's, business may not succeed.

If Sprint PCS has a significant disruption to its business plan or network, fails to operate its business in an efficient manner, or suffers a weakening of its brand name, IWO's operations and profitability would likely be impaired. IWO uses its relationship with Sprint PCS to obtain, at favorable prices, handsets and the equipment for the construction or expansion and operation of their networks. Any disruption in their relationships with Sprint PCS could make it much more difficult for them to obtain this equipment.

If Sprint PCS should have significant financial problems, including bankruptcy, our PCS business would suffer material adverse consequences that could include termination or revision of our Sprint PCS agreements. We have no reason to believe that Sprint PCS will have significant financial problems, including bankruptcy.

If other Sprint PCS network partners have financial difficulties, the Sprint PCS network could be disrupted.

Sprint PCS's national network is a combination of networks. The large metropolitan areas are owned and operated by Sprint PCS, and the areas in between them are owned and operated by Sprint PCS network partners, all of which are independent companies like we are. We believe that most, if not all, of these companies have incurred substantial debt to pay the large cost of building out their networks.

If other network partners experience financial difficulties, the Sprint PCS network could be disrupted in the territories of those partners. If the Sprint PCS agreements of those partners are like ours, Sprint PCS would have the right to step in and operate the affected territory. Of course this right could be delayed or hindered by legal proceedings, including any bankruptcy proceeding relating to the affected network partner.

Material disruptions in the Sprint PCS network would have a material adverse effect on our ability to attract and retain subscribers.

IWO may have difficulty in obtaining an adequate supply of certain handsets from Sprint PCS, which could adversely affect IWO's results of operations.

IWO depends on its relationship with Sprint PCS to obtain handsets. Sprint PCS orders handsets from various manufacturers. IWO could have difficulty obtaining specific types of handsets in a timely manner if:

     . Sprint PCS does not adequately project the need for handsets for itself, its Sprint PCS network partners and its other third party distribution channels, particularly in transition to new technologies such as 3G;

     .   Sprint PCS gives preference to other distribution channels;

     .   IWO does not adequately project its need for handsets;

     . Sprint PCS modifies its handset logistics and delivery plan in a manner that restricts or delays, IWO's access to handsets; or

     . there is an adverse development in the relationship between Sprint PCS and its suppliers or vendors.

The occurrence of any of the foregoing could disrupt, IWO's customer service and/or result in a decrease in IWO's subscribers, which could adversely affect its results of operations.

Non-renewal or revocation by the FCC of the Sprint PCS licenses that IWO uses would significantly harm IWO's business.

PCS licenses are subject to renewal and revocation by the FCC. Sprint PCS's licenses, IWO's territories will begin to expire in 2005 but may be renewed for additional ten-year terms. There may be opposition to renewal of these licenses upon their expiration, and the licenses may not be renewed. The FCC has adopted specific standards to apply to PCS license renewals. Any failure by Sprint PCS or IWO to comply with these standards could cause revocation or forfeiture of the licenses for its territories. If any of the licenses of Sprint PCS that we are using should be lost, IWO would be severely restricted in its ability to conduct business.

If Sprint PCS does not maintain control over its licensed spectrum, the Sprint PCS agreements may be terminated, which would result in IWO's inability to provide PCS service.

The FCC requires that license holders like Sprint PCS maintain control of their licensed spectrum and not delegate control to third-party operators or managers. Although the Sprint PCS agreements with IWO reflect an arrangement that the parties believe meets the FCC requirements for licensee control of licensed spectrum, we cannot assure you that the FCC will agree. If the FCC were to determine that the Sprint PCS agreements need to be modified to increase the level of licensee control IWO has agreed with Sprint PCS to use best efforts to modify the Sprint PCS agreements to comply with applicable law. If IWO cannot agree with Sprint PCS to modify the Sprint PCS agreements, the agreements may be terminated. If the Sprint PCS agreements are terminated, IWO would no longer be a part of the Sprint PCS network and IWO would be severely restricted in its ability to conduct business.

We have limited rights if Sprint PCS fails to perform its obligations to IWO under their agreements with Sprint PCS. Should that occur, the consequences to us would be severe.

If Sprint PCS fails to perform its obligations to IWO, the consequences to us would be severe. IWO could terminate its Sprint PCS agreements, but in that case it may have to discontinue its PCS business or to conduct it on a reduced scale. It would not be permitted to offer Sprint PCS products and services. We would in these events suffer material adverse consequences to our results of operations and financial condition. The only remedy of IWO would be to require Sprint PCS either to purchase its operating assets at a price that would be unfavorable to us, or to assign to IWO limited amounts of Sprint PCS's licensed spectrum for a price equal to the greater of 10% of the business value of IWO or Sprint PCS's original cost for the spectrum plus any costs incurred in relocating microwave radio systems.

Sprint PCS has notified us of new charges and fees that it intends to pass on to us. We did not anticipate these charges and fees when we formulated our business plan and if they are material, they could materially and adversely affect our results of operations and financial condition.

Sprint PCS has notified us of new charges and fees that we did not expect when we formulated our business plan. These new charges and fees include:

     . Undetermined development costs to upgrade Sprint PCS's billing system to cover new third generation technology (known as 1XRTT) services offered to our customers.

     . Unspecified charges resulting from the objection by long distance carriers, including Sprint, to charges they paid to Sprint PCS for the conclusion of long distance calls in our service territory. Sprint PCS has paid us what they estimated they would collect from those long distance carriers, but the long distance carriers are now contesting whether they were obligated to pay those charges. Sprint PCS has indicated that it will seek to recover from us any such charges it paid us but cannot collect from the long distance carriers.

We are discussing with Sprint PCS whether there is a basis for these new charges and fees under our management agreements and service agreements with Sprint PCS. If we disagree with Sprint PCS on the validity of these (or any other) new charges or fees, we have the right to formally dispute the charges or fees. We cannot now determine whether these charges and fees are material. If they are material, and if Sprint PCS is entitled to collect them, they could have a material adverse effect on our results of operations or financial condition or both.

Sprint PCS's outside auditors periodically review various accounts between Sprint PCS and its network partners. If errors in these accounts are uncovered, Sprint PCS may attempt to pass on additional charges to us. If these charges are material, they could adversely affect our financial condition.

Sprint PCS's outside auditors are in the process of completing a review of various accounts between Sprint PCS and its network partners to determine if the accounts have been settled correctly. We have not been notified of the date by which the auditors will complete their review. If the review identifies errors in the settlement process, Sprint could pass additional charges on to us. If these charges are material, they could adversely affect our financial condition.

Risks Particular to the Combined Company's Industry

Overview of this subsection: The wireless telephone industry started out with just two competitors in each market. Competition is now extreme. There are numerous competitors, and the result is that prices of wireless services have dramatically dropped. In addition, other factors affecting our industry are changing rapidly. If we cannot effectively meet the challenges of these conditions we probably will not succeed. Activists are seeking new laws that would restrict use of telephones by drivers, our placement of the towers that carry our transmissions and disposal of wireless phones. Such laws could adversely impact our business.

Sprint PCS and IWO face intense competition that may reduce its and our market share and harm its and our financial performance.

There is substantial competition in the telecommunications industry. According to information it has filed with the SEC, Sprint believes that the traditional dividing lines between long distance, local, wireless, and Internet services are increasingly becoming blurred. Through mergers and various service integration strategies, major providers, including Sprint, are striving to provide integrated solutions both within and across all geographical markets.

Sprint expects competition to intensify as a result of the entrance of new competitors and the rapid development of new technologies, products, and services. Sprint cannot predict which of many possible future technologies, products, or services will be important to maintain its competitive position or what expenditures will be required to develop and provide these technologies, products or services. Sprint's ability to compete successfully will depend on marketing and on its ability to anticipate and respond to various competitive factors affecting the industry, including new services that may be introduced, changes in consumer preferences, demographic trends, economic conditions, and discount pricing strategies by competitors. To the extent Sprint does not keep pace with technological advances or fails to respond timely to changes in competitive factors in its industry, it could lose market shares or experience a decline in revenue and net income.

Each of the markets in which Sprint PCS competes is served by other wireless service providers, including cellular, enhanced specialized mobile radio, called ESMR, and PCS operators and resellers. A majority of markets have five or more CMRS providers. Each of the top 50 metropolitan markets has at least two other PCS competitors in addition to one ESMR competitor and two cellular incumbents. Some of these competitors have been operating for a number of years and currently serve a substantial subscriber base. The FCC recently decided to allow CMRS providers to own more spectrum, up to 55 MHz, in urban markets and to eliminate in January 2003 its rule imposing spectrum limits. However, the FCC plans to continue to review proposed mergers and combinations involving spectrum after the spectrum limits are eliminated. Competition may continue to increase to the extent that licenses are transferred from smaller stand-alone operators to larger, better capitalized, and more experienced wireless communications operators. These larger wireless communications operators may be able to offer customers network features not offered by Sprint PCS. The actions of these larger wireless communications operators could negatively affect Sprint PCS's and our customer churn, ability to attract new customers, average revenue per user, cost to acquire customers, and operating costs per customer.

Sprint PCS relies on agreements with competitors to provide automatic roaming capability to Sprint PCS customers in many of the areas of the United States not covered by the Sprint PCS network, which primarily serves metropolitan areas. Certain competitors may be able to offer coverage in areas not served by Sprint PCS's network or may be able to offer roaming rates that are lower than those offered by Sprint PCS. Certain of Sprint PCS's competitors are seeking to reduce access to their networks through actions pending with the FCC. Moreover, the engineering standard, called AMPS, for the dominant air interface on which PCS customers roam is currently being considered for elimination by the FCC as part of a streamlining proceeding. If the FCC eliminates this mandatory standard and cellular operators cease to offer their AMPS networks for roaming, some Sprint PCS customers may have difficulty roaming in certain markets.

Some wireless providers, some of which have an infrastructure in place and have been operating for a number of years, have been upgrading their systems and provide expanded and digital services to compete with Sprint PCS's services. Some of these wireless providers require their customers to enter into long-term contracts, which may make it more difficult for Sprint PCS to attract customers away from these wireless providers.

Sprint PCS anticipates that market prices for wireless voice services and products generally will continue to decline in the future as a result of increased competition. It also expects to face increased competition for access to distribution channels. Consequently, it may be forced to increase spending for advertising and promotions. All of this may lead to greater choices for customers, possible consumer confusion, and increased industry churn.

Significant competition in the wireless communications services industry may result in IWO's, competitors offering new or better products and services or lower prices, which could prevent IWO from operating profitably or reduce its profitability.

Competition in the wireless communications industry is intense. We anticipate that competition will cause the market prices for two-way wireless products and services to decline in the future. IWO's, ability to compete will depend, in part, on our ability to anticipate and respond to various competitive factors affecting the telecommunications industry. Our major competitors include such wireless companies as Verizon, Cingular, AT&T, Nextel and T-Mobile.

IWO's dependence on Sprint PCS to develop competitive products and services and the requirement that we obtain Sprint PCS's consent to sell local pricing plans and equipment that Sprint PCS has not approved may limit their ability to keep pace with competitors on the introduction of new products, services and equipment. Some of these competitors are larger than IWO, may have entered the wireless communications services market before our IWO did, possess greater resources and more extensive coverage areas, may offer lower rates, and may market other services, such as landline telephone service, cable television and internet access, with their wireless communications services. In addition, we may be at a competitive disadvantage since we may have more debt than some of our competitors.

Furthermore, there has been a recent trend in the wireless communications industry towards consolidation of wireless service providers through joint ventures, reorganizations and acquisitions. We expect this consolidation to lead to larger competitors over time. We may be unable to compete successfully with larger companies that have substantially greater resources or that offer more services than IWO does.

Alternative technologies and current uncertainties in the wireless market may reduce demand for PCS.

PCS providers in the United States use one of three technological standards. Even though the three standards share basic characteristics, they are not compatible or interchangeable with each other. IWO and Sprint PCS use the standard known as CDMA. If another standard becomes preferred in the industry, IWO may be at a competitive disadvantage. If Sprint PCS changes its standard, IWO will need to change ours as well, which will be costly and time consuming. If IWO cannot change the standard, we may not be able to compete with other systems.

The wireless communications industry is experiencing significant technological change, as evidenced by the increasing pace of digital upgrades in existing analog wireless systems, satellite coverage, evolving industry standards, ongoing improvements in the capacity and quality of digital technology, shorter development cycles for new products and enhancements and changes in end-user requirements and preferences. Technological advances and industry changes could cause the technology used on IWO's network to become obsolete. Sprint PCS may not be able to respond to such changes and implement new technology on a timely basis, or at an acceptable cost.

If Sprint PCS is unable to keep pace with these technological changes or changes in the wireless communications market based on the effects of consolidation from the Telecommunications Act of 1996 or from the uncertainty of future government regulation, the technology used on IWO's network, or our business strategy, may become obsolete. In addition, wireless carriers are seeking to implement an upgrade to one times radio transmission technology, or 1XRTT, which is broadly known as third generation, or 3G, technology throughout the industry. The 3G technology promises high-speed, always-on Internet connectivity and high-quality video and audio. We cannot assure you that IWO or Sprint PCS can implement 1XRTT or 3G technology successfully or on a cost-effective basis.

Regulation by government and taxing agencies may increase IWO's costs of providing service or require them to change their services, either of which could impair IWO's financial performance.

Our operations and the operations of Sprint PCS are subject to varying degrees of regulation by the FCC, the Federal Trade Commission, the Federal Aviation Administration, the Environmental Protection Agency, the Occupational Safety and Health Administration and state and local regulatory agencies and legislative bodies. Adverse decisions or regulation of these regulatory bodies could negatively impact operations and costs of doing business. For example, changes in tax laws or the interpretation of existing tax laws by state and local authorities could subject us to increased income, sales, gross receipts or other tax costs or require IWO to alter the structure of its current relationship with Sprint PCS. In addition:

     . The loss of Sprint PCS's FCC licenses in IWO's service area, would impair IWO's business and operating results.

     . The FCC may revoke any of Sprint PCS's PCS licenses at any time for cause. Cause could be a failure to o comply with terms of the licenses or applicable FCC rules. We cannot ensure that Sprint PCS's PCS licenses will be renewed when they expire.

     . The FCC regulates IWO's, relationship with Sprint PCS the Sprint PCS agreements.

     . IWO may need to acquire additional licenses, which may require approval of regulatory authorities. These regulatory authorities may not grant approval in a timely manner, if at all.

     . All PCS licenses, including Sprint PCS's licenses, are subject to the FCC's build-out regulations. These regulations require license holders to offer specified levels of service to the population in their service areas within set time periods. Even though IWO has developed a build-out plan that meets these requirements, we may be unable to meet their build-out schedules. If IWO or Sprint PCS does not meet these requirements, the FCC could take back the portions of the service area that are not being served, impose fines, or even revoke the related licenses.

     . The FCC may license additional spectrum for new carriers, which would increase the competition IWO faces.

The future prospects of IWO are uncertain because the future prospects of the PCS industry are uncertain.

PCS systems have not operated in the United States for very long, and we cannot assure you that the operation of these systems in IWO's markets will become profitable. In addition, we cannot estimate how much demand there will be for PCS in the IWO's markets or how much competitive pricing pressure there will be. As a result, the future prospects of the PCS industry, including IWO's prospects, remain uncertain. The future demand for wireless communications services in general is uncertain. We also cannot predict what new challenges we may face in this changing industry environment. If we cannot react promptly and effectively to these challenges, our business could be materially and adversely affected.

IWO's business may suffer because subscribers frequently disconnect their service in the PCS industry. The rate at which these disconnections occur, called churn, may be even higher in the future.

The PCS industry in general and Sprint PCS in particular have experienced a high rate of subscribers who disconnect their service. This rate is referred to as churn. We have experienced even higher churn in recent months due in large part, we believe, to the NDASL program that Sprint introduced in May 2001 and the Clear Pay program that replaced NDASL. These programs are described under "Risks Particular to IWO's Relationship with Sprint PCS." Our future churn rate may be higher than our historical rate due to intense competition and general economic conditions, among other factors. Factors that tend to contribute to higher churn include:

     . inability of customers to pay, which caused a significant percentage of our churn in our quarter ended September 30, 2002. We believe that a large portion of this churn is attributable to the NDASL and Clear Pay Program that resulted in subscriber accounts with greater than normal credit risks.

     . our generous handset return policy, which makes it easier to cancel an account.

     .   intense competition in our industry.

     .   performance and coverage of our networks.

     .   ineffective customer service.

     .   increases in prices.

     .   performance and reliability of handsets.

     .   changes in our products and services.

A high rate of PCS subscriber churn could harm the competitive position of IWO and our results of operations. We subsidize some of the costs of handsets for our new subscribers, pay commissions for new accounts and incur expenses to advertise and maintain a distribution network. When we experience a high rate of churn, we may not receive sufficient revenue to offset these costs.

Use of hand-held phones may pose health risks, which could result in the reduced use of wireless services or liability for personal injury claims.

Media reports have suggested that certain radio frequency emissions from wireless handsets may be linked to various health problems, including cancer, and may interfere with various electronic medical devices, including hearing aids and pacemakers. Concerns over radio frequency emissions may discourage use of wireless handsets or expose IWO to potential litigation. Any resulting decrease in demand for wireless services, or costs of litigation and damage awards, could impair our ability to achieve and sustain profitability.

IWO may be subject to potential litigation relating to the use of wireless phones while driving. In addition, several state and local governments are considering, or have recently adopted, legislation that restricts the use of wireless handsets by drivers.

Some studies have indicated that some aspects of using wireless phones while driving may impair drivers' attention in certain circumstances, making accidents more likely. These concerns could lead to potential litigation relating to accidents, deaths or serious bodily injuries, or to new restrictions or regulations on wireless phone use, any of which also could have material adverse effects on our results of operations.

A number of U.S. state and local governments are considering or have recently enacted legislation that would restrict or prohibit the use of a wireless handset while driving a vehicle or, alternatively, require the use of a hands-free telephone. The state of New York has enacted legislation, effective November 1, 2001, that bans the use of handheld wireless handsets while driving a vehicle except in the case of emergencies. The legislation also provides that effective December 1, 2001, persons who violate this ban are subject to fines of up to $100 per violation. Legislation of this sort, if continued to be enacted, would require wireless service providers to provide hands-free enhanced services such as voice activated dialing and hands-free speaker phones and headsets so that they can keep generating revenue from their subscribers, who make many of their calls while on the road. If IWO is unable to provide hands-free services and products to its subscribers in a timely and adequate fashion, the volume of wireless phone usage would likely decrease, and the combined company's ability to generate revenues would suffer.

Environmentalists have asked the FCC to halt the building of towers used for transmission of wireless signals.

Three environmental groups claim that towers used for transmission of wireless signals kill migratory birds. They have petitioned the FCC to study how many birds die from flying into towers. They have asked the FCC to halt tower construction until the study is completed. If we cannot build new towers, we cannot complete or expand our networks.

At least one environmental group and one state believe that the disposal of wireless phones could pose a threat to public health. If new regulations governing wireless phone disposal are passed, or if our industry does not develop an efficient disposal or recycling program, our operating costs could increase.

An environmental research group has argued that the disposal of used wireless phones could pose a threat to public health because the phones contain small amounts of toxic chemicals that may leak into the soil and water supply when they are deposited in landfills. At least one state has begun a study of the environmental effects of wireless phone disposal and has announced that it will issue appropriate regulations if the study concludes that those effects could be harmful. If new and burdensome regulations governing the disposal of wireless phones are passed in the states covered by our network, or if the PCS industry cannot develop a cost-effective disposal or recycling program for wireless phones, our operating costs could increase.

Risks Related to Factors Currently Affecting our Business

Overview of this subsection. Our business has recently been challenged by a number of adverse factors. If these factors do not improve, it is likely that our business will suffer to the point that we will not meet some of the covenants in our bank debt agreements. If that occurs and our banks do not agree to revise our covenants, they would be able to declare a default under our bank debt and refuse to advance funds to us.

Our business is being adversely affected by slower subscriber growth than we anticipated, increased churn, higher uncollectible receivables, general economic conditions and other factors. If our business does not improve it is likely that we will have to ask our bank lenders to waive compliance with covenants in our current bank agreements. If they refuse, we would be in default on our bank debt and our bank lenders could refuse to advance more loans and demand payment of what we owe them. If payment is demanded, we would also be in default under our indentures. If these events occur it is likely that we will not have enough cash to operate.

Our business has been adversely affected in recent months particularly by the following factors:

     .   Our subscriber growth has slowed from what we had expected.

     .   Our churn has increased as described in a risk factor above.

     .   Our uncollectible accounts have increased.

     . General economic conditions in our markets have not been good, further adversely affecting subscriber growth and churn.

In addition, these are other factors that could contribute to a continuation of poor business conditions for us. These include:

     . Uncertainty whether our expected level of capital expenditures will be sufficient to support our networks.

     . Uncertainty about charges that Sprint PCS may seek to impose on us, as described above.

     . Uncertainty about achieving operating efficiencies from our mergers as quickly as we expected.

If our adverse business conditions continue, due to the above or other factors that we do not now anticipate, it is likely that IWO will fail during 2003 to meet some of the loan covenants with our banks. Loan covenants are promises that borrowers make either to do or not to do specified things or not to allow specified things to happen.

A failure to meet a loan covenant has three principal consequences. First, it permits the lender to refuse to advance additional borrowings. IWO would not have sufficient cash to operate if they are unable to obtain the proceeds under their bank loan agreements or comparable amounts from alternative financing sources. Alternative financing would probably not be available on terms that we would normally accept. Second, failure to meet a loan covenant allows the lender to declare the loan to be in default and to insist on payment of all amounts due under the loan. IWO would not have sufficient cash to repay these loans, and our failure to repay them, if repayment is demanded by the banks, would allow our note holders to declare a default under the indentures that govern the notes and to insist on payment of all amounts due under the notes. If these things happen and we were unable to work out a debt restructure with our banks and note holders on mutually acceptable terms, we likely would have no other alternative than to seek protection under bankruptcy laws. Third, during any time that a default exists, even if the lenders do not insist on payment, our debt would be classified as a current liability on our balance sheet and our outside auditors would place a going concern qualification on their opinion on our financial statements.

Because of the potentially material adverse consequences of any default on IWO's bank loans or indentures, IWO plans to ask their bank groups to revise the bank loan covenants as necessary to keep IWO in compliance with them. We cannot assure you that our banks will cooperate with us.

On October 31, 2002, IWO made a request to borrow $15,000,000 under its revolving credit agreement with its bank with proceeds from the borrowing due to IWO on November 7, 2002. On November 7, 2002 we received $13,200,000 from the bank group with one bank failing to fund its portion of the request. IWO believes that it met all conditions for the borrowing request and has forwarded a notice of default to the bank failing to make its funding. Any such failure of our banks to fund a valid borrowing request may leave us with insufficient funds to run our business even if we are in compliance with our bank covenants.

We expect that IWO will continue to be in compliance with our indenture covenants, other than as a result of any failure to comply with our bank loan covenants.

For more up-to-date information on the issues discussed above, please see the subsection "Liquidity and Capital Resources" in the Management's Discussion and Analysis of Financial Condition and Results of Operations section in what is, at the time you are reading this, our most recent report on Form 10-Q or 10-K, whichever is the later.

The economic downturn in the United States has caused a general weakening of our business. If our business in general, and our sales and churn in particular, do not improve, we may not have the financial and operational performance that we were expecting.

In recent months, we have not achieved the number of new subscribers that we expected in our business plan. We attribute this in part to weak economic conditions in our markets and intense price competition. To make matters worse, our rate of churn has increased as described above. If the economic downturn continues, we may have an even lower number of new subscribers and may not be able to add subscribers on terms we expected. In addition, the weak economy may hurt our existing subscribers' ability to pay us on time, which may force us to terminate their service. If these things happen, our financial and operational performance may suffer.

A recession in the United States involving significantly lowered spending could continue to negatively affect our results of operations.

Our primary customer base is individual consumers and our accounts receivable represent unsecured credit. If the economic downturn that the United States and our territories have recently experienced becomes more pronounced or lasts longer than currently expected and spending by individual consumers drops significantly, our business would continue to be negatively affected.

Our allowance for doubtful accounts may not be sufficient to cover uncollectible accounts.

On an ongoing basis, we estimate the amount of customer receivables that we will not be able to collect. This allows us to calculate the expected loss on our receivables for the period we are reporting. Our allowance for doubtful accounts may underestimate actual unpaid receivables for various reasons, including:

     .   adverse changes in our churn rate exceeding our estimates;

     .   adverse changes in the economy generally exceeding our expectations; or

     .   unanticipated changes in Sprint PCS's products and services.

If our allowance for doubtful accounts is insufficient to cover losses on our receivables, our business, financial position or results of operations could be materially adversely affected.

Demand for some of Sprint's communications products and services has been adversely affected by a downturn in the United States economy as well as changes in the global economy.

Demand for some of Sprint's communications products and services has been adversely affected by a downturn in the United States economy as well as changes in the global economy. According to Sprint, a number of its suppliers have recently experienced financial challenges. If these suppliers cannot meet their commitments, Sprint states that it would have to use different vendors and this could result in delays, interruptions, or additional expenses associated with the upgrade and expansion of Sprint's networks and the offering of its products and services. If current general economic conditions continue or worsen, the revenues, cash flow, and operating results of Sprint PCS could be adversely affected. Any of these developments could adversely affect our business, financial position or results of operations.

Item 6. Exhibits and Reports on Form 8-K.

a.  The following exhibits are filed as part of this report:

    (3)(i) Amended and Restated Certificate of Incorporation of IWO Holdings, Inc. (incorporated by reference to Exhibit 3.1 to IWO Holdings, Inc.'s and Independent Wireless One Corporation's Registration Statement on Form S-4, Registration No. 333-58902, filed on April 13, 2001
    (3)(ii) Bylaws of IWO Holdings, Inc., as amended (incorporated by reference to Exhibit 3.2 to IWO Holdings, Inc.'s and Independent Wireless One Corporation's Registration Statement on Form S-4, Registration No. 333-58902, filed on April 13,
                  2001)
    (4) Indenture, dated as of February 2, 2001, among IWO Holdings, Inc., Independent Wireless One Corporation and Firstar Bank, N.A., as trustee for the Senior Notes (incorporated by reference to Exhibit 4.1 to IWO Holdings, Inc.'s and Independent Wireless One Corporation's Registration Statement on Form S-4, Registration No. 333-58902, filed on April 13,
                  2001)
    (10)(i)(a) Credit Agreement, dated as of December 20, 1999, among Independent Wireless One Corporation, as borrower, the lenders thereto from time to time, Chase Securities Inc., as book manager and lead arranger, First Union National Bank and BNP Paribas (as successor in interest to Paribas), as senior managing agents, UBS AG, Stamford Branch, as documentation agent, and The Chase Manhattan Bank, as administrative agent (incorporated by reference to Exhibit 10.27 to IWO Holdings, Inc.'s Registration Statement on Form S-1, Registration No. 333-39746, filed on June 21, 2000)
    (10)(i)(b) Amendment No. 1, dated as of June 30, 2000, to the Credit Agreement (incorporated by reference to Exhibit 10.6.2 to IWO Holdings, Inc.'s and Independent Wireless One Corporation's Registration Statement on Form S-4, Registration No. 333-58902, filed on April 13, 2001)
    (10)(i)(c) Amendment No. 2, dated as of December 8, 2000, to the Credit Agreement (incorporated by reference to Exhibit 10.6.3 to IWO Holdings, Inc.'s and Independent Wireless One Corporation's Registration Statement on Form S-4, Registration No. 333-58902, filed on April 13, 2001)
    (99.1) Certification by President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
    (99.2) Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b.  Reports on Form 8-K

None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 14, 2002                             IWO HOLDINGS, INC.

                                              By: /s/ Jerry E. Vaughn
                                              ---------------------------
                                              Jerry E. Vaughn
                                              Chief Financial Officer

                                  CERTIFICATION

I, Robert W. Piper, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of IWO Holdings, Inc.:

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



November 11, 2002                      IWO HOLDINGS, INC.

                                       By: /s/ Robert W. Piper
                                       -------------------------
                                       Robert W. Piper
                                       President, Chief Executive Officer and
                                       Director (Principal Executive Officer)

                                  CERTIFICATION

I, Jerry E. Vaughn, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of IWO Holdings, Inc.:

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     d. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     e. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     f. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

6. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     c. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     d. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

7. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 11, 2002                             IWO HOLDINGS, INC.

                                              By: /s/ Jerry E. Vaughn
                                              ---------------------------
                                              Jerry E. Vaughn
                                              Chief Financial Officer