Form 10-K
period 2002-12-31
IWO HOLDINGS INC
filed 2003-03-31
CIK 1116181

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                   (Mark One)
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   For the fiscal year ended December 31, 2002

                                       OR

          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

             For the transition period from __________ to __________

                        Commission file number 333-39746

                               IWO Holdings, Inc.

             (Exact Name of Registrant as Specified in Its Charter)

                                                             14-1818487
          Delaware                                        (I.R.S. Employer
       (State or other                                  Identification Number)
       jurisdiction of
      incorporation or                                          70601
        Organization)                                        (Zip code)

                               901 Lakeshore Drive
                          Lake Charles, Louisiana 70601
                    (Address of principal executive offices)

                                 (337) 436-9000
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

                               IWO HOLDINGS, INC.

                           ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                                                                                       Page
                                                                                                       ----
                                     PART I
ITEM     1.    Business                                                                                   4
ITEM     2.    Properties                                                                                12
ITEM     3.    Legal Proceedings                                                                         12
ITEM     4.    Submission of Matters to a Vote of Security Holders                                       12
ITEM     4A.   Executive Officers of the Registrant                                                      12

                                    PART II
ITEM     5.    Market For Registrant's Common Equity And Related Stockholder Matters                     12
ITEM     6.    Selected Financial Data                                                                   13
ITEM     7.    Management's Discussion And Analysis Of Financial Condition And Results
                Of Operations                                                                            14
ITEM     7A.   Quantitative And Qualitative Disclosures About Market Risk                                24
ITEM     8.    Financial Statements                                                                      24
ITEM     9.    Changes In And Disagreements With Accountants On Accounting And Financial Disclosure      25

                                   PART III

ITEM     10.   Directors And Executive Officers Of The Registrant                                        25
ITEM     11.   Executive Compensation                                                                    25
ITEM     12.   Security Ownership Of Certain Beneficial Owners And Management                            25
ITEM     13.   Certain Relationships And Related Transactions.                                           25
ITEM     14.   Controls and Procedures.                                                                  26

                                    PART IV

ITEM     15.   Exhibits, Financial Statements, Schedules, and Reports On Form 8-K.                       26

Signatures                                                                                               28
Certification Chief Executive Officer                                                                    29
Certification Chief Financial Officer                                                                    30

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements, which are statements about future business strategy, operations and capabilities, construction plans, construction schedules, financial projections, plans and objectives of management, expected actions of third parties and other matters. Forward-looking statements often include words like believes, belief, expects, plans, anticipates, intends, projects, estimates, may, might, would or similar words. Forward-looking statements speak only as of the date of this report. They involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different. In addition to the risk factors described elsewhere, specific factors that might cause such a difference include, but are not limited to (i) our ability to integrate operations and finance future growth opportunities; (ii) our dependence on Sprint PCS; (iii) our ability to expand our Sprint PCS network or to upgrade the Sprint PCS network to accommodate new technologies; (iv) limited operating history in the PCS market and anticipation of future losses; (v) potential fluctuations in operating results; (vi) changes or advances in technology; (vii) changes in law or government regulation; (viii) competition in the industry and markets in which we operate; (ix) future acquisitions; (x) our ability to attract and retain skilled personnel; (xi) our dependence on contractor and consultant services, network implementation and information technology support; (xii) our potential inability to expand the services and related products we provide in the event of substantial increases in demand in excess of supply for network and handset equipment and related services and products; (xiii) the availability at acceptable terms of sufficient funds to pay for our business plans; (xiv) changes in labor, equipment and capital costs; (xv) any inability to comply with the indentures that govern our senior notes or credit agreements; (xvi) changes in management; (xvii) war or terrorism and (xviii) general economic and business conditions.

You should not rely too heavily on any forward-looking statement. We cannot assure you that our forward-looking statements will prove to be correct. We have no obligation to update or revise publicly any forward-looking statement based on new information, future events or otherwise.

                                     PART I

ITEM 1. BUSINESS.

OVERVIEW

Through our wholly owned subsidiary, we provide wireless personal communication services, commonly referred to as PCS, in upstate New York, New Hampshire (other than the Nashua market), Vermont and portions of Massachusetts and Pennsylvania. We are a network partner of Sprint PCS, the personal communications services group of Sprint Corporation. Sprint PCS, directly and through network partners like us, provides wireless services in more than 4,000 cities and communities across the country. We have the exclusive right to provide digital PCS services under the Sprint(R) and Sprint PCS(R) brand names in service areas that had approximately 6.3 million residents as of December 31, 2002.

At December 31, 2002, we were providing PCS service to approximately 200,000 subscribers and network coverage to approximately 4.6 million residents or 73% out of approximately 6.3 million total residents. The number of residents in our service area does not represent the number of Sprint PCS subscribers that we expect to have in our service area.

OUR BACKGROUND

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

RECENT DEVELOPMENTS

Our operating and financial results have been adversely affected by (i) a highly competitive wireless market, (ii) further increased penetration of the potential customer universe, (iii) decreases in wireless pricing, (iv) a general weakening of the economy, and (v) challenges in our affiliate relationship with Sprint PCS. These changes have had, and if they continue will have, an adverse impact on our ability to meet future obligations under our highly leveraged capital structure. These changes have also caused us to review our business plan.

Changes in the Wireless Market

..    Subscriber growth has declined in the United States due to what we believe is a general decline in the economy. This decline has resulted in lowering overall estimated penetration and possible near market saturation of subscribers whose credit is in good standing. Penetration refers to the percentage of the total population that is estimated to become wireless subscribers.

..    Average monthly revenue per subscriber continues to decline and handset subsidies continue to increase as wireless carriers compete for subscribers by offering increased allotments of minutes and free or reduced price features like wireless web. When the handset is sold below cost, the discount is referred to as a handset subsidy.

..    Churn, or the subscriber turnover rate, continues to increase as subscribers abandon brand loyalty in favor of pricing considerations and as service is offered to people who are considered high risk due to a sub-standard credit rating.

Our Relationship with Sprint PCS

We have entered into long-term agreements with Sprint PCS and are dependent on Sprint PCS for services to our subscribers such as billing, customer care, cash collections and maintenance of our subscriber accounts receivable balances. We rely on Sprint PCS's system of internal controls to capture information such as subscriber minutes of use, long distance, national sales commissions, the time that our subscribers use the network outside our service area and the time that Sprint PCS and other affiliate subscribers use the network within our service area.

We also rely on Sprint PCS:

..    For national pricing plans, marketing and advertising. Unless we request from Sprint PCS, and are granted permission, Sprint PCS believes that we are required to participate in the programs offered by Sprint PCS. One such program was designed to attract higher credit risk subscribers that for a period of time waived the normal deposit requirement. We believe that a significant portion of our subscriber turnover, bad debt expense, commission expense and handset subsidies in 2002 was the result of this program.

..    For customer care. This limits our ability to interact with our subscribers and implement programs to reduce subscriber turnover.

..    To manage subscriber fraud. During 2002, Sprint PCS implemented a program that we believe increased the level of customer fraud resulting in increased financial loss to us.

..    For cash collections on our subscriber billing. Sprint PCS is required to remit to us 92% of collected revenue. Because a subscriber billing typically includes revenue that belongs to us and revenue that belongs to Sprint PCS, Sprint PCS developed a formula based on historical information of these relationships to distribute cash collections. As a result of our review of the formula and its application to our collected revenues, we received an adjustment to our collections of $9.4 million in January and February 2003.

At various times during 2002 Sprint PCS notified us of unanticipated expenses due to a lag between the time the charges have been incurred and the time that Sprint PCS has notified us of the charges. At times, we have been invoiced by Sprint PCS for charges that we believe cannot be charged to us. We review all charges from Sprint PCS and dispute certain of these charges based upon our interpretation of the management agreement and are attempting to work with Sprint PCS to improve the process. We believe that these items have affected our liquidity and our ability to accurately forecast our cash flows from operations.

Under our agreements with Sprint PCS, we believe that Sprint PCS can change the travel rate within certain limitations that we receive and pay for each Sprint PCS travel minute after December 31, 2002. We received notice from Sprint PCS that the reciprocal travel rate will change from $0.10 per minute in 2002 to $0.058 per minute in 2003. While we believe that this reduction is not in accordance with our management agreement with Sprint PCS, we are reviewing our options, but our recourses against Sprint PCS for this reduction may be limited. Currently the fees that we receive from Sprint PCS for Sprint PCS's subscribers using our network exceeds those that we pay to Sprint PCS for our subscribers using Sprint PCS's network. The change in the travel rate will likely decrease the our revenues, expenses and our net travel position, which is the difference between travel revenue and travel expense, increase our net loss and decrease cash flow from operations.

Our Highly Leveraged Capital Structures

US Unwired has a senior bank credit facility and senior subordinated discount notes. IWO has a senior bank credit facility and senior notes. US Unwired and IWO entered into these prior to the acquisition. Under the terms of these debt instruments, funds available under the US Unwired debt can only be used by US Unwired, and funds available under the IWO debt can only be used by IWO. US Unwired is not obligated for the payment of IWO's debt, and IWO is not obligated for the payment of US Unwired's debt.

Liquidity

We have been unable to develop a business plan for IWO that provides sufficient liquidity in 2003, and we have engaged in discussions with the holders of the IWO senior bank credit facility and the holders of the IWO senior notes regarding restructuring of IWO.

As of December 31, 2002, IWO had $35.0 million in cash and cash equivalents and $41.2 million in restricted cash. Total availability in revolving loans under our senior bank credit facility was $25.2 million. As of December 31, 2002, IWO indebtedness consisted of $213.2 million related to the IWO senior bank credit facility and $137.0 million related to the IWO senior notes for a total of $350.2 million. A portion of the original proceeds of the IWO senior notes offering was set aside as restricted cash to make the first six scheduled interest payments on IWO senior notes through January 2004. Repayment of the IWO senior bank credit facility commences in March 2004.

Although IWO was in compliance with all financial covenants under the IWO senior bank credit facility at December 31, 2002, we believe that IWO will violate certain covenants of the IWO senior bank credit facility in 2003. Moreover, because of the developments in IWO's business referred to above, we believe it is likely the IWO bank group will elect not to make the remaining $25.2 million of our revolving credit facility available to us. Without the remaining $25.2 million, IWO will not have sufficient liquidity through 2003. We are in discussions with the IWO banking group and note holders to arrive at an acceptable restructuring to preserve IWO liquidity. IWO, holders of the IWO senior bank credit facility and holders of the IWO senior notes have all retained advisors to assist in evaluating alternatives for IWO liquidity.

Without sufficient liquidity, IWO will reduce capital expenditures for network expansion required for compliance under the IWO management agreement. Failure to complete the build-out of the IWO service area will place us in violation of the IWO management agreement. As a result, Sprint PCS could take declare IWO in default and take action up to and including termination of the IWO management agreement.

A default under the IWO senior bank credit facility does not result in IWO being in default under the IWO senior notes. Should IWO be unable to amend the senior bank credit facility or obtain waivers for any violated restricted covenants, the holders of IWO senior bank credit facility can place IWO in default, restrict any remaining future borrowing capacity and accelerate repayment of the senior bank credit facility. Should the holders of IWO senior bank credit facility place us in default and accelerate repayment, that acceleration will serve to trigger a default in the IWO senior notes. Should this occur, both the holders of the IWO senior bank credit facility and the holders of the IWO senior notes may demand immediate payment of all outstanding indebtedness. If the indebtedness is accelerated, IWO does not have sufficient cash to repay its indebtedness. As a result, IWO would be forced to seek protection under bankruptcy.

Due to restrictions in the US Unwired debt instruments, US Unwired cannot provide any capital or other financial support to IWO. Further, IWO creditors, IWO lenders and IWO note holders cannot place any liens or encumbrances on the assets of US Unwired. Should the holders of the IWO's senior bank credit facility place IWO in default, US Unwired's relationship with IWO may change and several alternatives exist ranging from working for the holders of the senior bank credit facility and the holders of the senior notes as a manager of the IWO territory, subject to the approval by Sprint PCS, to no involvement with IWO at all.

Due to the indicators of impairment as discussed above, during the fourth quarter of 2002, we engaged a nationally recognized valuation firm to assist us in performing a fair value assessment of goodwill and other long-lived assets of US Unwired and IWO. Based on the results of these impairment analyses, we recorded impairment charges totaling $402.5 million for the impairment of goodwill and an intangible asset that resulted from the acquisition of IWO. This is further discussed in Note 3 in our consolidated financials statements that are included in this filing.

Considering the expected covenant violations in 2003 and the actions that may result from such covenant violations and the operating losses incurred to date, there is substantial doubt about IWO's ability to continue as a going concern.

Our Business Strategy

We have already identified and undertaken several initiatives that we believe will help us meet our operational and financial objectives and enhance liquidity at IWO. The following represents some of our key strategic initiatives for 2003:

We must reduce our customer turnover or churn rate:

..    In 2002, we opted out of Sprint PCS's program that attracted higher credit risk subscribers, and we will request not to participate in any Sprint PCS programs where our analysis indicates adversely impacted levels of customer turnover or unsatisfactory economic returns.

..    We have restructured our sales employees' programs to pay higher commissions on subscribers with better credit ratings.

..    We have revised our local agent commission structure. We no longer offer handset discounts to our local agents and instead pay higher commissions for subscribers with good credit ratings. We are also canceling agreements with local agents that continue to target higher risk subscribers or provide low economic value.

..    We have introduced a pre-pay program, which requires advance payment for minutes of use. We believe that this program offers higher credit risk subscribers a less stressful environment in which to subscribe to our service. We believe that there is a higher susceptibility for this credit class of subscribers to churn than with a post-pay program, and this service allows these subscribers to better manage their expenditures for the service provided.

..    We now supplement Sprint PCS's customer service function with our own staff that focuses on subscriber retention.

We must continue to focus on cash flow:

..    We are selectively completing our build out by attempting to collocate cell sites instead of constructing them ourselves.

..    We intend to divest of certain non-revenue producing properties and, depending on market conditions, will divest of most of the remaining cell site towers that we own.

..    We have undertaken a corporate wide evaluation of expenses. This includes the consolidation of functions, divesting of unused and under utilized facility, renegotiation of vendor contracts, extension of vendor payment terms and other cost cutting measures.

..    We have begun an evaluation of our markets and are reducing sales staffing levels and closing retail outlets and other distribution points that do not meet our minimum internal rates of returns.

We must improve our relationship with Sprint PCS:

We believe that our ability to market ourselves as Sprint PCS creates value. We believe that Sprint PCS's brand name recognition, national advertising programs and national coverage helps us attract and grow our subscribers. We also believe that the Sprint PCS affiliate program is important to Sprint PCS.

..    We must continue to work with Sprint PCS to improve the timeliness and accuracy of information processed by Sprint PCS on our behalf.

..    We must continue to work with Sprint PCS to provide more detailed information to improve our business decisions relative to our subscribers and our service area.

..    We must ensure that Sprint PCS provides us with the same advantages that
     Sprint PCS has from its nationally negotiated contracts to help us to reduce our expenses.

..    We must ensure that products/programs that Sprint PCS develops meet our minimum acceptable return requirements.

While we believe that these initiatives will be sufficient, we cannot state with certainty that these initiatives will result in our ability to sustain operations beyond or even to the end of 2003, given the information as discussed above regarding our indebtedness.

OUR AFFILIATION WITH SPRINT PCS

Sprint PCS has adopted a strategy to extend its 100% digital, 100% PCS network by entering into agreements with independent wireless companies such as us, which we refer to as affiliates, to construct and manage Sprint PCS markets and market Sprint PCS services. Through these affiliations, Sprint PCS services are available in key cities contiguous to current and future Sprint PCS markets. The Sprint PCS network uses code division multiple access, or CDMA, technology nationwide.

Under our agreements with Sprint PCS, we market Sprint PCS products and services in our service area using licenses that Sprint PCS acquired from the FCC in 1994 and 1996. We are the only provider of Sprint PCS products and services in our service area. Some key points about these agreements are:

        . Each agreement lasts up to 50 years with an initial period of 20 years and three successive 10-year renewal periods.

        . Each agreement requires revenue sharing of 8% to Sprint PCS and 92% to IWO, except that IWO retains 100% of revenues from non-IWO Sprint PCS customers traveling in our service area, merchandise sales and other income as defined by the agreement.

        . If we terminate or breach the agreements, we may be required to sell our PCS business and network to Sprint PCS or to purchase the Sprint PCS licenses from Sprint PCS.

        . If Sprint PCS terminates or breaches the agreements, we may be able to sell our PCS business and network to Sprint PCS or to purchase the Sprint PCS licenses from Sprint PCS.

We use Sprint PCS to process all PCS subscriber billings including monthly recurring charges, airtime and other charges such as interconnect fees. We pay various fees to Sprint PCS for new subscribers as well as recurring monthly fees for services performed for existing customers including billing and management of customer accounts.

Additionally, Sprint PCS has contracted with national retailers that sell handsets and service to new PCS subscribers in our service area. Sprint PCS pays these national retailers a new subscriber commission and provides handsets to such retailers below cost. Sprint PCS passes these costs of commissions and the handset subsidies to us. We are fully dependent upon and rely upon the internal controls of Sprint PCS to provide timely and accurate information.

We believe that our service area is important to the Sprint PCS network. To date, Sprint PCS has made considerable investments in the licenses covering our service area.

OUR SERVICE AREA

Our Sprint PCS service area includes all or portions of 20 markets spanning over 57,600 square miles with a population of approximately 6.3 million people in upstate New York, New Hampshire (other than the Nashua market) and portions of Massachusetts and Pennsylvania as a network partner of Sprint PCS, the personal communications services group of Sprint Corporation. The number of residents in our service area does not represent the number of Sprint PCS subscribers that we expect to have in our service area.

PCS SERVICES AND FEATURES

We offer Sprint PCS products and services in our service area. Our products and services are designed to mirror those of Sprint PCS and to be a part of the Sprint PCS nationwide network. Sprint PCS customers in our service area may use Sprint PCS services throughout our contiguous markets and seamlessly throughout the Sprint network.

We support the Sprint's newest technology, PCS Vision(TM), throughout our service area. PCSVision(TM) allows customers that purchase handsets with the appropriate features the ability to access the Internet, receive and send email, download pictures and sounds, and take digital pictures either a built-in or attachable camera.

We offer Code Division Multiple Access (CDMA) handsets that weigh 2.7 to 7.0 ounces and can offer up to 16 days of standby time and up to 3.8 hours of talk time. Many of these models are dual-mode handsets that allow customers to make and receive calls on both PCS and cellular frequency bands. All handsets are equipped with preprogrammed features and are sold under the Sprint PCS brand name.

We provide roaming service to both Sprint PCS subscribers that are traveling through our service area as well as non-Sprint subscribers traveling through our service area. Sprint PCS and other affiliates provide a similar service to our subscribers traveling outside of our market area. Roaming allows a person to make a phone call outside the service are where they purchased the service.

PCS MARKETING STRATEGY

We benefit from the recognizable Sprint PCS brand names and logos and from Sprint PCS's technological developments. We enhance the national effort with local marketing managers and coordinators who develop strategies specifically tailored to our local markets. They assist the sales force in driving traffic to the stores through promotions, contests and community relations programs and assist the outside sales force in targeting business sales.

Pricing

We use the Sprint PCS pricing strategy to offer our subscribers a menu of service plans typically structured with monthly recurring charges, large local calling areas, bundles of minutes and options and features such as voicemail, enhanced caller identification, call waiting, three-way calling and wireless web. In order to meet the competitive needs of our specific local markets, we occasionally alter Sprint PCS's pricing plans.

Advertising

We capitalize on the Sprint PCS name and reputation to attract subscribers. We benefit from Sprint PCS's national advertising campaign at no additional cost. Sprint PCS also runs numerous promotional campaigns that provide subscribers with benefits such as additional features at the same rate or free ancillary services. We direct our media and promotional efforts at the community level by advertising Sprint PCS's products and services through radio, print, outdoor, billing inserts, direct mail and promotional displays in our retail stores.

Sponsorships

Sprint PCS sponsors numerous national and regional events. These sponsorships provide Sprint PCS with brand name and product awareness. Our regional marketing teams sponsor local events, teams and projects to increase consumer awareness of the Sprint PCS brand in the local community and to provide occasions to develop positive community relationships in our markets.

SALES AND DISTRIBUTION

We target a broad range of consumer and business markets through a sales and distribution plan. We use traditional sales channels, like our retail stores, mass merchandisers and other national retail outlets, independent agents and an outside sales force. We also use lower-cost methods like direct marketing and a corporate website.

Retail stores

We have 22 PCS retail outlets. Our PCS retail outlets are located in principal retail districts in each market, designed in accordance with Sprint PCS specifications and branded as Sprint PCS stores. We use our stores for the distribution and sale of our handsets and services. Sales representatives in these outlets receive in-depth training that allows them to explain our service in an informed manner. We believe that these representatives foster effective and enduring customer relationships.

Mass merchandisers and outlets

We target customers through our mass-market retail outlets. We have negotiated distribution agreements based on Sprint PCS's arrangements with national and regional mass merchandisers and consumer electronic retailers, including Radio Shack, Wal-Mart, Best Buy and Office Depot and have a presence in over 300 national retail outlet locations in our market area.

Independent agents

We have a contracted network of independent agents with over 135 outlets that creates additional opportunities for local distribution. Most of these businesses are family-owned consumer electronics dealers and wireless telecommunication retailers.

Other Sprint PCS initiatives

We participate in Sprint PCS's national accounts program, which targets Fortune 1000 companies, take advantage of Sprint PCS's inbound telemarketing sales program and Sprint PCS's internet site that allows customers in our service area who purchase products and services over the Sprint PCS internet site become customers of our PCS network.

No single manufacturer has accounted for more than 10% of our sales in the current reporting period or in the past three years.

SUPPLIERS AND EQUIPMENT VENDORS

We do not manufacture any of the handsets that we use in our operations. We purchase our equipment pursuant to various Sprint PCS vendor arrangements that provide us volume discounts. Under such arrangements, we purchase our handsets directly from Sprint PCS and our accessories from certain other third party vendors.

COMPETITION

We face significant competition in our service area from a number of competitors. There are five other national mobile telephony operators that offer service in at least some portion of our service area - AT&T Wireless, Verizon, Cingular, Nextel and T-Mobile. In addition, there are many local and regional carriers that offer PCS and cellular services in our service area. According to the FCC's Seventh Annual Commercial Mobile Services Competition ("CDMR") Report, released July 3, 2002, "...268 million people, or 94% of the total population, have three or more different operators offering mobile telephone service in the counties in which they live."

This competition has resulted in higher subscriber turnover as wireless users move between carriers with more frequency than experienced in prior years. In order to attract new subscribers, we have offered steeper discounts on handsets and more generous service plans that include more minutes and/or more anytime time minutes and other ancillary enhancements such as free long distance. Based upon increased competition, we anticipate that market prices for two-way wireless services will continue to decline in the future. We compete to attract and retain subscribers principally on the basis of services and features, the size and location of our service areas, network coverage and reliability, customer care and pricing. Our ability to compete successfully depends, in part, on our ability to anticipate and respond to various competitive factors affecting the industry, including new services that may be introduced, changes in consumer preferences, demographic trends, economic conditions and discount pricing strategies by competitors.

Our ability to compete effectively with other PCS providers will depend on:

        . the continued expansion and improvement of the Sprint PCS network, customer care system and telephone handset options.

        . the continued success of CDMA technology in providing better call quality and clarity than other systems.

        . our competitive pricing with various options suiting individual subscribers calling needs.

The main wireless technologies used in the United States are: Code Division Multiple Access ("CDMA"), Global System Mobile Communications ("GSM") and Time Division Multiple Access ("TDMA").

Sprint PCS has chosen CDMA technology, which we believe offers significant advantages in the marketplace.

CDMA offers superior call quality and clarity. CDMA also offers the highest capacity of the three standards. This means that more simultaneous calls can be handled on a CDMA network than on equivalent TDMA or GSM networks. CDMA also offers a high level of security, giving customers confidence that their calls remain private. CDMA offers many advanced features such as short text messaging, Internet access, call waiting, call forwarding and three way calling. Several providers in the United States, including Sprint PCS, T-Mobile and Verizon use CDMA technology.

TDMA is generally less expensive to deploy if a carrier seeks to overlay an analog network, like a cellular carrier would be required to do. TDMA also offers increased call security and advanced features like those available on a CDMA network. Several providers in the United States, including AT&T and Cingular use TDMA but have announced intentions to overlay their existing TDMA networks with GSM technology.

GSM is the most widely adopted standard around the world. It originated in Europe, where it continues to be the dominant standard. It has been widely deployed for over ten years, which means that economies of scale for network and handset equipment have been achieved. This has lowered the cost of purchasing the equipment for a GSM system. GSM also offers increased call security and advanced features like those available on a CDMA network.

We do not currently face significant competition from resellers on our facilities. A reseller buys blocks of wireless telephone numbers and capacity from a licensed carrier and resells service through its own distribution network to the public but does not hold FCC licenses or own facilities. Thus, a reseller is both a customer of a wireless licensee's services and also a competitor of that and other licensees. We expect to continue to be subject to the FCC rule that requires cellular and PCS licensees to permit resale of carrier service.

We have experienced significant competition in our cellular markets from digital technologies that has resulted in an erosion of our cellular and paging customer base. We anticipate that this trend will continue.

NETWORK BUILD OUT AND OPERATIONS

We have completed substantial portion of our initial network build out plan for our service area. The Sprint PCS management agreement requires us to provide network coverage to 65% of the resident population in our service area. We have not met this requirement in all of our markets and cannot state with certainty that we will have sufficient liquidity to do so. Should we be unable to complete the IWO build-out,

Sprint PCS has the right to place the IWO Sprint PCS management agreement in default and take actions up to and including termination of the IWO Sprint PCS Management Agreement.

Cell sites

We obtain cell sites in three ways: (1) co-location, (2) construction of a tower by an independent build-to-suit company, or (3) construction of a tower by us. Co-location describes the network strategy of leasing available space on a tower or cell site owned by another company. We prefer to co-locate with another wireless company by leasing space on an existing tower or building. When we co-locate, we generally have lower construction costs, and it is likely that any zoning difficulties have been resolved. As of December 31, 2002, we had 629 PCS cell sites, of which approximately 97% were co-locations and 3% owned.

Microwave relocation

Fixed microwave operators previously used the frequencies that are now allocated for PCS licenses. The FCC has established procedures for PCS licensees to relocate these existing microwave paths, generally at the PCS licensee's expense. With Sprint PCS's assistance, we have relocated all microwave paths for the PCS licenses that we own.

Switching centers

We own or lease property for our three switching centers in Albany, New York for our service area. Each switching center serves several purposes, including subscriber validation, call routing, managing call hand off and managing access to landlines and access to Sprint PCS national platforms.

Interconnection

We connect our digital PCS network to the landline telephone system through interconnection agreements with local exchange carriers. Through our agreements with Sprint PCS, we benefit from the interconnection agreements that Sprint PCS negotiates.

Network monitoring systems

We use Sprint PCS's Network Operations Control to provide monitoring and maintenance of our entire network, including the constant monitoring for blocked or dropped calls, call clarity and signs of tampering, cloning or fraud, the recording of network traffic statistics and the overseeing of customer usage, data collected at switch facilities and billing.

GOVERNMENT REGULATION

The FCC and other federal, state and local regulatory agencies regulate our PCS and cellular systems.

Licensing of PCS systems.

A broadband PCS system operates under a service area license granted by the FCC for a particular market. These licenses operate on one of six frequency blocks allocated for broadband PCS service. Narrowband PCS is for non-voice applications such as paging and data service and is separately licensed. The FCC awards all PCS licenses by auction.

All PCS licenses have a 10-year term and must be renewed at the end of this term. The FCC generally will renew a PCS license if the licensee provided substantial service during the past license term and substantially complied with applicable law. The FCC may revoke a license for serious violations of FCC rules. All PCS licensees must satisfy coverage requirements. Licensees that fail to meet the coverage requirements may lose the service area that is not covered, or the license.

For up to five years after a PCS license is granted, the licensee must share spectrum with existing licensees that operate fixed microwave systems within its license area. To operate our PCS systems efficiently and with adequate population coverage, we must relocate many of these existing licensees. The FCC has adopted a transition plan to relocate microwave operators and a cost-sharing plan for relocation that benefits more than one PCS licensee. These plans expire on April 4, 2005.

Licensing of cellular telephone systems.

The FCC awards licenses for cellular telephone systems by auction. Cellular licenses generally last for 10 years and may be renewed for periods of up to 10 years. The FCC may revoke a license for serious violations of FCC rules. The FCC may deny renewal if it determines that the grant of an application would not serve the public interest. In addition, at the renewal time, other parties may file competing applications for the license. A license in good standing is entitled to renewal expectancy. This gives the current license holder an advantage over competing applicants.

The FCC regulates the terms under which ancillary services may be provided through cellular facilities.

We use landline facilities to connect cell sites and to link them to the main switching office. The FCC separately licenses and regulates these landlines.

Other regulatory requirements.

The Communications Act preempts state and local regulation of the entry of, or the rates charged by, any provider of private mobile radio service or of commercial mobile radio service ("CMRS"), which includes PCS and cellular service. The FCC does not regulate CMRS or private mobile radio service rates. However, CMRS providers are common carriers and are required under the Communications Act to offer their services to the public without unreasonable discrimination.

The FCC imposes additional regulatory requirements on all CMRS, operators, which include PCS and cellular systems as well as some specialized mobile radio systems. These requirements may change. Some of the current requirements include:

        .       Roaming. CMRS carriers must provide service to all subscribers of a compatible CMRS service in another geographic region.

        .       Number portability. CMRS carriers will soon be required to allow their customers to take their phone numbers with them if they change to a competitive service and must now be able to deliver calls to carried numbers.

        .       Enhanced 911. CMRS carriers must transmit 911 calls from any qualified handset without credit check or validation, must provide 911 service to individuals with speech or hearing disabilities, and must provide the approximate location of the 911 caller.

        .       Wiretaps. CMRS carriers must provide law enforcement personnel with sufficient capacity to enable wiretaps on the CMRS network.

        .       Customer information. The FCC has rules that protect the
        customer against the use of customer proprietary information for marketing purposes.

        .       Interconnection. All telecommunications carriers, including CMRS carriers, must interconnect directly or indirectly with other telecommunications carriers.

        .       Universal service and other fees. The FCC imposes large
        universal service support fees on telecommunications carriers, including CMRS carriers. The FCC imposes smaller fees for telecommunications relay service, number portability and the cost of FCC regulation.

        .       Tower Construction, Marking and Lighting. The FCC and FAA
        regulate the location, height, and marking of proposed towers.

Transfers and assignments of PCS and cellular licenses.

The FCC must approve the assignment or transfer of control of a license for a PCS or cellular system. In addition, the FCC requires licensees who transfer control of a PCS license within the first three years of their license term to disclose the total consideration received for the transfer. FCC approval is not required for the sale of an interest that does not transfer control of a license. Any acquisition or sale of PCS or cellular interests may also require the prior approval of the Federal Trade Commission, the Department of Justice and state or local regulatory authorities.

State and Local Regulation

State governments can regulate other terms and conditions of wireless service and several states have imposed, or have proposed legislation that will impose, various consumer protection regulations on the wireless industry. States also may impose their own universal service support regimes on wireless carriers, similar to the requirements that have been established by the FCC. At the local level, wireless facilities typically are subject to zoning and land use regulation, although the Communications Act preempts both state and local governments from categorically prohibiting the construction of wireless facilities in any community or unreasonably discriminating against a carrier. Numerous state and local jurisdictions have considered imposing conditions on a driver's use of wireless technology while operating a motor vehicle, and a few have actually done so. On June 28, 2001 New York state, which represents a significant portion of our service area, enacted a law prohibiting the use of handheld wireless phones while driving other than through the use of hands free equipment.

Foreign ownership.

The Communications Act of 1934 limits the non-U.S. ownership of licensees. If foreign ownership exceeds the permitted level, the FCC may revoke the PCS licenses or require an ownership restructuring.

Additional spectrum.

From time to time, the FCC conducts auctions of additional spectrum. We have no way of knowing whether the new spectrum in our service area will be used to compete with our PCS systems.

Intellectual Property.

The Sprint(R) and Sprint PCS(R) brand names and logos are registered service marks owned by Sprint. We have license agreements with Sprint that allow us to use, without payment and only in our service area, the Sprint design logo and diamond symbol and other Sprint service marks, like the phrases The Clear Alternative to Cellular and Clear Across the Nation. We can use some of Sprint's licensed marks on some wireless telephone handsets. The license agreements have many restrictions on our use of their licensed marks. We are the only person entitled to market Sprint PCS products and services in our service area, except for the Sprint PCS national marketing programs.

EMPLOYEES

As of December 31, 2002, we had approximately 270 employees. No union represents our employees. We believe that we have good relations with our employees.

SEASONALITY

Like the wireless communications industry in general, our subscribers increase in the fourth quarter due to the holiday season. A greater number of phones sold at holiday promotional prices increases our losses on merchandise sales. Our sales and marketing expenses increase also with holiday promotional activities. We generally have the most use and revenue per subscriber in the summer because of an increase in revenues from fees charged to non-IWO, non-Sprint PCS customers who use our network while traveling in our service area. We believe that the increased traffic in our service area comes from people traveling during summer vacation. We expect these trends to continue based on historical operating results.

ITEM 2. PROPERTIES.

We lease property in a number of locations, primarily for administrative office space, our Sprint PCS stores, cell sites and switching centers. We have leased approximately 38,000 square feet for a regional headquarters in Albany, New York. This lease expires on October 14, 2006. As of December 31, 2002, we had 629 PCS cell sites, of which approximately 97% were co-locations and 3% owned. We own property that houses switching equipment that supports our markets.

We are reviewing alternatives for our regional headquarters, including lease termination of the lease or sub-leasing.

ITEM 3. LEGAL PROCEEDINGS

We have been from time to time involved in litigation that we believe ordinarily accompanies the communications business. We do not believe that any of our pending or threatened litigation will have a material adverse effect on our business or financial situation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Not applicable

ITEM 6. SELECTED FINANCIAL DATA.

The following selected financial data are derived from the consolidated financial statements of IWO Holdings, Inc. and subsidiaries. The data should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.

                                  For the         For  the                              For the       For the
                              Period From      Period From                               period        period
                                 April 1,       January 1,                           January 1,   December 21,    For the Year
                             2002 through     2002 through    For the Year Ended   1999 through   1999 through           Ended
                             December 31,        March 31,          December 31,   December 20,   December 31,    December 31,
                                     2002             2002       2001       2000           1999           1999            1998
                             -------------------------------------------------------------------------------------------------
STATEMENT OF OPERATION
 DATA: (1)
Revenues                     $    124,896  $        35,536  $ 111,324  $  59,313  $          --  $          --  $           --
Cost of services and
 merchandise sold                  64,835           22,109     79,523     43,165             --             --              --
Other operating expenses          112,886           33,615     86,766     58,196         14,764            844              59
Impairment of goodwill (2)        214,191               --         --         --             --             --              --
Impairment of intangible
 assets (2)                       188,330               --         --         --             --             --              --
                             -------------------------------------------------------------------------------------------------
Operating loss               $   (455,346) $       (20,188) $ (54,965) $ (42,048) $     (14,764) $        (844) $          (59)
                             =================================================================================================
Loss from continuing
 operations                  $   (481,497) $       (26,836) $ (76,941) $ (50,080) $     (14,842) $      (1,076) $          (59)
                             =================================================================================================

                                                                                    As of December 31,
                                                         -------------------------------------------------------------------------
                                                                 2002          2001           2000             1999           1998
                                                         ------------   -----------   ------------   --------------   ------------
                                                                                      (In thousands)
BALANCE SHEET DATA: (1)

Cash and cash equivalents                                $     35,008   $     3,394   $     36,313   $      104,752   $        319
Investments securities held to maturity at                         --        73,680             --               --             --
 amortized costs
Restricted cash and US Treasury securities held to             41,218        61,719          8,000               --             --
 maturity
Property and equipment, net                                   189,878       176,226        102,564              782             --
Total assets                                                  360,425       412,927        232,699          129,058          1,386

Long-term debt                                                350,207       297,407         80,000               --             --
Redeemable common stock                                            --            --            346              310             --
Stockholders' equity (deficit)                                (35,047)       55,793        123,494          122,591            435

(1) On April 1, 2002, US Unwired Inc. ("US Unwired") acquired 100% of the outstanding common stock of the Company. The purchase accounting effects of this acquisition have been pushed down from US Unwired to the Company's financial statements. Accordingly, the Company has adjusted its equity as of the acquisition date to reflect the amount paid by US Unwired and allocated that amount to the assets and liabilities of the Company based on the initial estimate of their fair values. For a detailed discussion of this topic, refer to Footnote No. 2 Acquisitions in our Notes to Consolidated Financial Statements included in this filing.

(2) The Company recognized an impairment of goodwill and intangible assets as a result of its impairment testing of IWO in compliance with SFAS No. 142 Goodwill and Other Intangible Assets and SFAS No. 144 Accounting for the Disposal of Long-Lived Assets. For a detailed discussion on this topic, see Note No. 3 in our Notes to Consolidated Financial Statements including in this filing.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this Report. The discussion contains forward-looking statements that involve risks and uncertainties. For a detailed discussion on this topic, refer to our opening comments at the beginning of this Form 10-K.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, activation fee revenues and related expense, revenue recognition of credit challenged subscribers, contract cancellation fees, inventory reserves, intangible assets and contingencies. We base our estimates on our historical experience, the historical experience of Sprint PCS and the historical experience of other Sprint PCS affiliates and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may vary from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our significant judgments and estimates used in the preparation of our consolidated financial statements.

Reliance on Sprint PCS Processing

We rely on Sprint PCS for much of our financial reporting information including: revenues; commissions paid to national retailers; fees paid for customer care and billing; roaming revenue and roaming expense on the Sprint PCS and Sprint PCS affiliate network; and, the maintenance of accounts receivable, including cash collections and the write off of customer balances that are not collectible and the accuracy of our accounts receivable balance. Based upon the timing of the information received from Sprint PCS, we make certain assumptions that the information is accurate and that it is consistent with historical trends. We also rely upon the evaluation of internal controls as performed by Sprint PCS's external auditors that were performed in accordance with AICPA Statement on Auditing Standards (SAS) No. 70.

Bad Debt Expense

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of subscribers to make payments. If the financial conditions of our subscribers deteriorate, resulting in the subscribers' inability to make payments, additional allowances will be required.

We estimate our allowance by examining the components of our revenue. We establish a general reserve of all accounts receivable that are estimated to be uncollectible. In addition, we do not recognize 100% of our late fees, cancellation fees or high credit risk billings as revenue because of the high uncertainty of the collectibility of these amounts. Reserves for these amounts are recorded to our allowance for doubtful accounts. Our evaluation of the adequacy of these amounts includes our own historical experience and discussions with Sprint PCS and other Sprint PCS affiliates. During 2002, we believe that a significant portion of our write offs of accounts receivable were primarily the result of a Sprint PCS initiative of extending credit to subscribers with higher credit risk who were unable to satisfy their obligations related to basic service plans.

Revenue Recognition

We recognize only a portion of contract cancellation fees billed to subscribers that disconnect service prior to fulfilling the contractual length of service, as there is significant uncertainty that all contract cancellation fees that are billed will be collected. We have limited information at a detail level sufficient to perform historical evaluation relative to our subscriber base. We have very limited information at a detail level sufficient to perform our own evaluation and rely on Sprint PCS historical trending to make our estimates. If the collections on contract cancellation fees are less than that recognized, additional allowances may be required.

We recognize only a portion of late fees billed to subscribers that fail to pay their bills within the required payment period, as there is no assurance that all late fees that are billed will be collected. We have very limited information at a detail level sufficient to perform our own evaluation and rely on Sprint PCS historical trending to make our estimates. If the collections on contract cancellation fees are less than that recognized, additional allowances may be required.

We defer revenues collected for activation fees over the estimated life of the subscriber relationship, which we believe to be 15-24 months, based upon our historical trends of average customer lives and discussions with Sprint PCS. We also defer an activation expense in an amount equal to the activation fee revenue and amortize this expense in an amount equal to the activation fee revenue over the life of the subscriber relationship. If the estimated life of the subscriber relationship increases or decreases, the amounts of deferred revenue and deferred expense will be adjusted over the revised estimated life of the subscriber relationship.

Inventory Reserves

We review our inventory quarterly and write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be necessary.

Accrued Commissions

We accrue commissions and other costs related to national retailers based upon their sales to new subscribers. The national retailers receive both a commission and, because the handset is typically sold below cost, a reimbursement for the difference between the sales price and the cost. We base our accruals on information provided by Sprint PCS on subscriber additions and recognize that there are typically timing differences between the point of subscriber activation and the time that we are invoiced for commissions by Sprint PCS. We periodically and annually evaluate the adequacy of our accruals through analysis of historical information and discussions with Sprint PCS. Depending on the level of sales and other factors, our estimates of the amounts accrued for commissions and other costs owed to such retailers may require modification of our previous estimates.

Goodwill and Intangible Assets Impairment Analysis

We perform impairment tests of goodwill and indefinite lived assets as required by Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets and in the fourth quarter of 2002 recorded an impairment charge to IWO goodwill and intangible assets. The impairment analysis requires numerous subjective assumptions and estimates to determine fair value of the respective reporting units as required by FAS No.
142. Depending on level of sales, our liquidity and other factors, we may be required to recognize additional impairment charges in the future. Our analysis of fair value was based upon an independent valuation performed by a national valuation firm.

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

RECENT DEVELOPMENTS

Our operating and financial results have been adversely affected by (i) a highly competitive wireless market, (ii) further increased penetration of the potential customer universe, (iii) decreases in wireless pricing, (iv) a general weakening of the economy, and (v) challenges in our affiliate relationship with Sprint PCS. These changes have had, and if they continue will have, an adverse impact on our ability to meet future obligations under our highly leveraged capital structure. These changes have also caused us to review our business plan.

Changes in the Wireless Market

..    Subscriber growth has declined in the United States due to what we believe is a general decline in the economy. This decline has resulted in lowering overall estimated penetration and possible near market saturation of subscribers whose credit is in good standing. Penetration refers to the percentage of the total population that is estimated to become wireless subscribers.

..    Average monthly revenue per subscriber continues to decline and handset subsidies continue to increase as wireless carriers compete for subscribers by offering increased allotments of minutes and free or reduced price features like wireless web. When the handset is sold below cost, the discount is referred to as a handset subsidy.

..    Churn, or the subscriber turnover rate, continues to increase as subscribers abandon brand loyalty in favor of pricing considerations and as service is offered to people who are considered high risk due to a sub-standard credit rating.

Our Relationship with Sprint PCS

We have entered into long-term agreements with Sprint PCS and are dependent on Sprint PCS for services to our subscribers such as billing, customer care, cash collections and maintenance of our subscriber accounts receivable balances. We rely on Sprint PCS's system of internal controls to capture information such as subscriber minutes of use, long distance, national sales commissions, the time that our subscribers use the network outside our service area and the time that Sprint PCS and other affiliate subscribers use the network within our service area.

We also rely on Sprint PCS:

..    For national pricing plans, marketing and advertising. Unless we request from Sprint PCS, and are granted permission, Sprint PCS believes that we are required to participate in the programs offered by Sprint PCS. One such program was designed to attract higher credit risk subscribers that for a period of time waived the normal deposit requirement. We believe that a significant portion of our subscriber turnover, bad debt expense, commission expense and handset subsidies in 2002 was the result of this program.

..    For customer care. This limits our ability to interact with our subscribers and implement programs to reduce subscriber turnover.

..    To manage subscriber fraud. During 2002, Sprint PCS implemented a program that we believe increased the level of customer fraud resulting in increased financial loss to us.

..    For cash collections on our subscriber billing. Sprint PCS is required to remit to us 92% of collected revenue. Because a subscriber billing typically includes revenue that belongs to us and revenue that belongs to Sprint PCS, Sprint PCS developed a formula based on historical information of these relationships to distribute cash collections. As a result of our review of the formula and its application to our collected revenues, we received an adjustment to our collections of $9.4 million in January and February 2003.

At various times during 2002 Sprint PCS notified us of unanticipated expenses due to a lag between the time the charges have been incurred and the time that Sprint PCS has notified us of the charges. At times, we have been invoiced by Sprint PCS for charges that we believe cannot be charged to us. We review all charges from Sprint PCS and dispute certain of these charges based upon our interpretation of the management agreement and are attempting to work with Sprint PCS to improve the process. We believe that these items have affected our liquidity and our ability to accurately forecast our cash flows from operations.

Under our agreements with Sprint PCS, we believe that Sprint PCS can change the travel rate within certain limitations that we receive and pay for each Sprint PCS travel minute after December 31, 2002. We received notice from Sprint PCS that the reciprocal travel rate will change from $0.10 per minute in 2002 to $0.058 per minute in 2003. While we believe that this reduction is not in accordance with our management agreement with Sprint PCS, we are reviewing our options, but our recourses against Sprint PCS for this reduction may be limited. Currently the fees that we receive from Sprint PCS for Sprint PCS's subscribers using our network exceeds those that we pay to Sprint PCS for our subscribers using Sprint PCS's network. The change in the travel rate will likely decrease the our revenues, expenses and our net travel position, which is the difference between travel revenue and travel expense, increase our net loss and decrease cash flow from operations.

LIQUIDITY AND CAPITAL RESOURCES

We have been unable to develop a business plan for IWO that provides sufficient liquidity in 2003, and we have engaged in discussions with the holders of the IWO senior bank credit facility and the holders of the IWO senior notes regarding restructuring of IWO.

As of December 31, 2002, IWO had $35.0 million in cash and cash equivalents and $41.2 million in restricted cash. Total availability in revolving loans under our senior bank credit facility was $25.2 million. As of December 31, 2002, IWO indebtedness consisted of $213.2 million related to the IWO senior bank credit facility and $137.0 million related to the IWO senior notes for a total of $350.2 million. A portion of the original proceeds of the IWO senior notes offering was set aside as restricted cash to make the first six scheduled interest payments on IWO senior notes through January 2004. Repayment of the IWO senior bank credit facility commences in March 2004.

Although IWO was in compliance with all financial covenants under the IWO senior bank credit facility at December 31, 2002, we believe that IWO will violate certain covenants of the IWO senior bank credit facility in 2003. Moreover, because of the developments in IWO's business referred to above, we believe it is likely the IWO bank group will elect not to make the remaining $25.2 million of our revolving credit facility available to us. Without the remaining $25.2 million, IWO will not have sufficient liquidity through 2003. We are in discussions with the IWO banking group and note holders to arrive at an acceptable restructuring to preserve IWO liquidity. IWO, holders of the IWO senior bank credit facility and holders of the IWO senior notes have all retained advisors to assist in evaluating alternatives for IWO liquidity.

Without sufficient liquidity, IWO will reduce capital expenditures for network expansion required for compliance under the IWO management agreement. Failure to complete the build-out of the IWO service area will place us in violation of the IWO management agreement. As a result, Sprint PCS could take declare IWO in default and take action up to and including termination of the IWO management agreement.

A default under the IWO senior bank credit facility does not result in IWO being in default under the IWO senior notes. Should IWO be unable to amend the senior bank credit facility or obtain waivers for any violated restricted covenants, the holders of IWO senior bank credit facility can place IWO in default, restrict any remaining future borrowing capacity and accelerate repayment of the senior bank credit facility. Should the holders of IWO senior bank credit facility place us in default and accelerate repayment, that acceleration will serve to trigger a default in the IWO senior notes. Should this occur, both the holders of the IWO senior bank credit facility and the holders of the IWO senior notes may demand immediate payment of all outstanding indebtedness. If the indebtedness is accelerated, IWO does not have sufficient cash to repay its indebtedness. As a result, IWO would be forced to seek protection under bankruptcy.

Due to restrictions in the US Unwired debt instruments, US Unwired cannot provide any capital or other financial support to IWO. Further, IWO creditors, IWO lenders and IWO note holders cannot place any liens or encumbrances on the assets of US Unwired. Should the holders of the IWO's senior bank credit facility place IWO in default, US Unwired's relationship with IWO may change and several alternatives exist ranging from working for the holders of the senior bank credit facility and the holders of the senior notes as a manager of the IWO territory, subject to the approval by Sprint PCS, to no involvement with IWO at all.

Due to the indicators of impairment as discussed above, during the fourth quarter of 2002, we engaged a nationally recognized valuation firm to assist us in performing a fair value assessment of goodwill and other long-lived assets of US Unwired and IWO. Based on the results of these impairment analyses, we recorded impairment charges totaling $402.5 million for the impairment of goodwill and an intangible asset that resulted from the acquisition of IWO. This is further discussed in Note 3 in our consolidated financials statements that are included in this filing.

Considering the expected covenant violations in 2003 and the actions that may result from such covenant violations and the operating losses incurred to date, there is substantial doubt about IWO's ability to continue as a going concern.

Cash Flows

Cash used in operating activities was $47.6 million in 2002. This primarily consisted of our net loss of $508.3 million offset by a $3.0 million increase in working capital and non-cash charges of $54.2 million in depreciation and amortization, $214.2 million in goodwill impairment, $188.3 million in impairment of intangible assets and $1.1 million in debt discount accretion. Cash used in operations was $44.6 million for 2001 and $20.0 million for 2000.

Cash provided by investing activities was $11.0 million for 2002. This primarily consisted of $73.0 million in proceeds from the sales and maturities of marketable securities and maturities held to maturity, $21.2 million in released restricted securities offset by $83.0 million in equipment purchases. Cash used in investing activities was $206.2 million in 2001 and $172.8 million in 2000.

Cash flow provided by financing activities was $68.2 million in 2002 and consisted of $83.2 million in long-term debt proceeds offset by $15.0 million in principal payments on long-term debt. Net cash provided by financing activities was $217.9 million in 2001 and $124.3 million in 2000.

Contractual Obligations

Our future contractual obligations related to long-term debt, capital lease obligations, and non-cancelable operating leases at December 31, 2002 were as follows:

                                                                     Payments due by period
                                                               Less than            1-3            4-5           After
                                                   Total          1 Year          Years          Years         5 Years
                                                                         (In thousands)
Senior subordinated discount notes         $     137,023              --             --             --  $      137,023
Senior bank credit facility                      213,184              --         69,000        144,184              --
                                           ---------------------------------------------------------------------------
Total long-term debt obligations                 350,207              --         69,000        144,184         137,023
IWO Holdings, Inc. operating leases               61,786          12,706         34,094          7,861           7,125
                                           ---------------------------------------------------------------------------
                                           $     411,993  $       12,706  $     103,094  $     152,045  $      144,148
                                           ===========================================================================

At December 31, 2002, total availability in revolving loans under the senior bank credit facility of $25.2 million. In October 2002, we requested to borrow $15 million under IWO's revolving credit agreement and received $13.2 million from the bank group with one bank failing to fund its portion of the request. IWO believes that it met all conditions for the borrowing request and has forwarded a notice of default to the bank failing to make its funding.

The availability under this bank credit facility will be permanently reduced by the following amounts in the future as follows (in millions):

                                                                        Reduction by period
                                                  ---------------------------------------------------------------
                                                       Current         Next          1-3             4-5
                                                    Availability       Year         Years           Years
                                                  ---------------------------------------------------------------
        IWO senior bank credit facility           $          25.2  $        0   $          0   $         25.2
                                                  ---------------------------------------------------------------

TERMS AND DEFINITIONS UNIQUE TO OUR INDUSTRY

The wireless telecommunications industry uses terms such as subscriber additions, average revenue per user, churn and cost per gross addition as performance measurements or metrics. None of these terms are measures of financial performance under accounting principles generally accepted in the United States. When we use these terms, they may not be comparable to similar terms used by other wireless telecommunications companies.

Subscriber Additions

As of December 31, 2002, we provided personal communication services to 200,000 customers as compared to 155,200 customers at

December 31, 2001, an increase of 44,800 subscribers.

As of December 31, 2002, we provided network coverage in an area comprising approximately 4.6 million residents out of approximately 6.3 million total residents or 73% of the people in our service area. The number of people in our service area does not represent the number of Sprint PCS subscribers that we expect to have in our service area.

Subscriber and Roaming Revenue

We refer to our customers as subscribers.

Subscriber revenue consists primarily of a basic service plan (where the customer purchases a pre-allotted number of minutes for voice and/or data transmission); airtime (which consists of billings for minutes that either exceed or are not covered by the basic service plan); long distance; and charges associated with travel outside our service area. We do not include subscriber revenue for an estimate of customers who we anticipate will never make their initial payment.

Roaming revenue consists primarily of Sprint PCS travel revenue and foreign roaming revenue. Sprint PCS travel revenue is generated on a per minute basis when a Sprint PCS subscriber outside of our markets uses our service when traveling through our markets. Foreign roaming revenue is generated when a non-Sprint PCS customer uses our service when traveling through our markets.

Average Revenue per User

Average revenue per user ("ARPU") is the average monthly service revenue per user (subscriber) and is calculated by dividing total subscriber revenue for the period by the average number of subscribers during the period adjusted for an estimate of customers who we anticipate will never make an initial payment. ARPU not including roaming was $52.41 for 2002 was comparable to the $54.34 for 2001. The decrease in ARPU was the result of less expensive service plans due to the competition in our service area.

Churn

Churn is the monthly rate of customer turnover expressed as a percentage of our overall average customers for the reporting period. Customer turnover includes both customers that elected voluntarily to not continue using our service and customers that were involuntarily terminated from using our service because of non-payment. Churn is calculated by dividing the sum of (i) the number of customers that discontinue service; (ii) less those customers discontinuing their service within a 30-day period of their original activation date; and,
(iii) adding back those customers that reactivate their service, by our overall average customers for the reporting period. We exclude from the calculation an estimate of customers who we anticipate will not make their initial payment. Churn was 3.5% for 2002 as compared to 2.5% for 2001. The increase in churn was due to adding a higher number of credit challenged subscribers in 2002 that were involuntarily terminated from using our service because of non-payment.

Cost per Gross Addition

Cost per gross addition ("CPGA") summarizes the average cost to acquire all customers during the reporting period, including those customers who we estimate will not make an initial payment. CPGA is computed by adding selling and marketing expenses, cost of equipment and activation costs and reducing the amount by the revenue from handset and accessory sales. The net amount is divided by the number of total new subscribers added for the period. CPGA was $324 for 2002 as compared to $354 for 2001. The decrease in CPGA was primarily the result of a decrease in advertising expenses on a per subscriber basis.

RESULTS OF OPERATIONS

2002 COMPARED TO 2001

For discussion purposes, we have combined the nine-month period of April 1, 2002 to December 31,2002 (post-acquisition period) and the three-month period of January 1, 2002 to March 31, 2002 (pre-acquisition period) for comparison to 2001.

                                                                                          2002         2001
                                                                                --------------  -----------
          Revenues:
            Subscriber                                                          $      113,086  $    70,867
            Roaming                                                                     39,044       32,594
            Merchandise sales                                                            8,258        7,852
            Other revenue                                                                   44           11
                                                                                --------------  -----------
            Total revenue                                                              160,432      111,324
          Expense:
            Cost of service                                                             73,848       64,239
            Merchandise cost of sales                                                   13,096       15,284
            General and administrative                                                  58,093       35,711
            Sales and marketing                                                         38,381       31,619
            Non-cash stock compensation                                                     --          334
            Depreciation and amortization                                               50,027       19,102
            Impairment of goodwill                                                     214,191           --
            Impairment of intangible assets                                            188,330           --
                                                                                --------------  -----------
          Total operating expense                                                      635,966      166,289
                                                                                --------------  -----------
          Operating loss                                                              (475,534)     (54,965)
          Other expense:
            Interest expense, net                                                      (32,799)     (21,976)
                                                                                --------------  -----------
          Net loss                                                              $     (508,333) $   (76,941)
                                                                                ==============  ===========

                                                                                          2002         2001
                                                                                --------------  -----------
          Cash flows from operating activities

          Net cash used in operating activities                                 $      (47,568) $   (44,640)

          Cash flows from investing activities

          Release (restriction) of restricted and US Treasury securities                21,166      (53,719)
          Payments for the purchase of equipment                                       (82,964)     (77,793)
          Proceeds from maturities and sales of marketable securities                   72,967       30,684
          Purchase of marketable securities                                                 --     (105,328)
          Other investing activities                                                      (191)          --
                                                                                --------------  -----------
          Net cash provided by (used in) investing activities                           10,978     (206,156)

          Cash flows from financing activities

          Proceeds from long-term debt                                                  83,184      225,000
          Debt issuance costs                                                               --       (7,725)
          Principal payments of long-term debt                                         (15,000)          --
          Other financing activities                                                        20          602
                                                                                --------------  -----------
          Net cash provided by financing activities                                     68,204      217,877
                                                                                --------------  -----------
          Net change in cash and cash equivalents                                       31,614      (32,919)

          Cash and cash equivalents at beginning of period                               3,394       36,313
                                                                                --------------  -----------
          Cash and cash equivalents at end of period                            $       35,008  $     3,394
                                                                                ==============  ===========

Revenues

                                                    Year Ended December 31,
                                                         2002              2001
                                               ---------------------------------

                                                        (In thousands)
          Subscriber revenues                  $      113,086     $       70,867
          Roaming revenues                             39,044             32,594
          Merchandise revenues                          8,258              7,852
          Other revenues                                   44                 11
                                               --------------     --------------
     Total Revenues                            $      160,432     $      111,324
                                               ==============     ==============

Subscriber revenues

Total subscriber revenues were $113.1 million for 2002 as compared to $70.9 million for 2001, representing an increase of $42.2 million and was primarily the result of an increase in subscribers as discussed in Subscriber Additions above.

Roaming revenues

Roaming revenues were $39.0 million 2002 as compared to $32.6 million for 2001, representing an increase of $6.4 million and was primarily the result of a higher volume of Sprint PCS(R) subscribers traveling through our markets and the expansion of our network coverage that included the build out a significant portion of the markets in our service area. We provided service in most or all our 20 markets at December 31, 2002 as compared to 13 markets at December 31, 2001.

Merchandise sales

Merchandise sales were $8.3 million for 2002 as compared to $7.9 million for 2001, representing an increase of $.4 million related to steeper discounts on handsets sold to new subscribers due to more competition in our service area. Due to increased competition, our average handset selling price decreased approximately 25% in 2002 when compared to 2001. We face significant competition in our marketplace and typically sell handsets below cost to new subscribers in order to remain competitive in the market place through steep discounts and instant rebates.

Operating Expenses

                                                    Year Ended December 31,
                                                           2002             2001
                                               ---------------------------------
                                                        (In thousands)

           Cost of service                     $         73,848   $       64,239
           Merchandise cost of sales                     13,096           15,284
           General and administrative                    58,093           35,711
           Sales and marketing                           38,381           31,619
           Non-cash stock compensation                       --              334
           Depreciation and amortization                 50,027           19,102
           Impairment of goodwill                       214,191               --
           Impairment of intangible assets              188,330               --
                                               ----------------   --------------
      Total operating expense                  $        635,966   $      166,289
                                               ================   ==============

Cost of service

Cost of service was $73.8 million for 2002 as compared to $64.2 million for 2001, representing an increase of $9.6 million, which primarily related to an increase of $2.0 million in carrier roaming expenses, an increase of $2.9 million in circuit and usage costs and a $4.6 million increase cell site leases as a result of our larger subscriber base and market coverage.

Merchandise cost of sales

Merchandise cost of sales was $13.1 million for 2002 as compared to $15.3 million for 2001, representing a decrease of $2.2 million. A portion of our 2001 merchandise cost of sales related to a selective group of existing subscribers that returned handsets and were provided new models at no charge. In 2002, we identified these transactions, which amounted to $4.9 million, and recognized the cost in our 2002 General and Administrative expenses. We view these transactions as a customer retention expense due to our highly competitive market. We are unable to quantify this cost for 2001 as they were not identified when the transaction occurred. In order to compare 2002 to 2001, 2002 merchandise cost of sales should be increased by $4.9 million. The cost of handsets typically exceeds the amount received from our subscribers because we subsidize the price of handsets to remain competitive in the marketplace. This subsidy continues to increase to remain competitive.

General and administrative expenses

General and administrative expenses were $58.1 million for 2002 as compared to $35.7 million for 2001, representing an increase of $22.4 million that was primarily related to $9.3 million in increases for billing, customer service costs and Sprint PCS affiliation fees associated with our subscriber base increase; $3.4 million in increased bad debts associated primarily with Sprint PCS rate plans that extended credit to credit challenged subscribers; $5.3 million in acquisition related expenses that we incurred prior to the acquisition and $4.9 million in expenses associated with handset upgrades provided to existing subscribers in subscriber retention initiatives.

Sales and marketing expenses

Sales and marketing expenses were $38.4 million for 2002 as compared to $31.6 million for 2001, representing an increase of $6.8 million that primarily related to the increase in subscribers as well as launching markets within our service area. We provided service in most of our 20 markets at December 31, 2002 as compared to 13 markets at December 31, 2001.

Non-cash stock compensation

Non-cash compensation was $0 for 2002 as compared to $334,000 for 2001. The non-cash stock compensation consists of compensation expense related to the granting of certain stock options for our stock with exercise prices less than the market value of the our stock at the date of the grant. As a result of our acquisition by US Unwired in April 2002, all option grants were converted to US Unwired common stock.

Depreciation and amortization expense

Depreciation and amortization expense was $50.0 million for 2002 as compared to $19.1 million for 2001, representing an increase of $30.9 million and is primarily related to the amortization of intangible assets. Net property and equipment increased to $189.9 million at December 31, 2002 from $176.2 million at December 31, 2001. As a result of the US Unwired acquisition and the application of push down accounting that resulted, we adjusted the basis of our assets, liabilities and shareholders' equity to reflect fair value on the closing date of the acquisition and assigned $215.0 million in intangible assets to our Sprint PCS affiliation agreement and $57.5 million in intangible assets to our subscriber base. We incurred approximately $28.7 million in intangible asset amortization expense in 2002 as compared to $0 in 2001.

Impairment of Goodwill and Intangible Assets

As a result of the purchase accounting related to our acquisition by US Unwired, we recorded the following intangible assets (See Note No. 2 in our consolidated financial statements that are included in this filing for a detailed description of the accounting treatment of our acquisitions):

                                                              (In thousands)

      Acquired customer base                                  $       57,500
      Sprint affiliation agreement                                   215,000
      Goodwill                                                       214,191

Due to the indicators of impairment as discussed above, during the fourth quarter of 2002, we engaged a nationally recognized valuation firm to assist us in performing a fair value assessment of our goodwill and other long-lived assets. Based on the results of the impairment analysis, we recorded impairment charges totaling $402.5 million for the impairment of goodwill and an intangible asset that resulted from the acquisition of IWO. This is further discussed in
Note 3 in our consolidated financials statements that are included in this filing.

We determined that IWO is to be considered a separate reporting unit under SFAS No. 142 as it constitutes a separate business for which discrete financial information is available and management regularly reviews the operating results of this businesses. This determination is further supported as IWO has a separate senior bank credit facility and separate senior notes (collectively referred to as "debt instruments"). Under the terms of these debt instruments, funds available under the IWO debt instruments can only be used to finance the operations of IWO, and the funds available under the US Unwired debt instruments can only be used to finance the operations of US Unwired.

The results of these impairment valuations indicated that both goodwill and a significant portion of IWO's intangible assets were impaired. As a result, we recorded a goodwill impairment of approximately $214.2 million and an impairment of the IWO Sprint PCS Management Agreement intangible asset of $188.3 million during the quarter ended December 31, 2002. The IWO Sprint Affiliation Agreement was originally assigned a value of $215.0 million and was being amortized using the straight-line method over 218 months. The valuation analysis determined that carrying amount of the IWO subscriber base was not impaired.

Other Income/(Expense)

                                                Year Ended December 31,
                                              2002                  2001
                                        -----------------     ------------------
                                                     (In thousands)
     Interest expense                   $         (36,125)    $         (29,570)
     Interest income                                3,326                 7,594
                                        -----------------     ------------------
           Total other expense          $         (32,799)    $         (21,976)
                                        =================     ==================

Interest expense was $36.1 million for 2002 as compared to $29.6 million for 2001, representing an increase of $6.6 million. The increase in interest expense resulted from the increase in outstanding debt. Our outstanding debt was $350.2 million at December 31, 2002 as compared to $297.4 million at December 31, 2001.

Interest income was $3.3 million for 2002 as compared to $7.6 million for 2001, representing a decrease of $4.3 million. The decrease was primarily due to less cash and cash equivalents available for investment.

2001 COMPARED TO 2000

As of December 31, 2001, we provided personal communication services to 155,200 customers as compared to 81,600 customers at December 31, 2000, an increase of 73,600 subscribers.

As of December 31, 2001, we provided network coverage in an area comprising approximately in 13 of our 20 markets. The number of our subscribers who are located in the markets we have launched varies based upon the total population of the markets, how long the markets have been launched and the extent of our marketing efforts in such markets.

                                                        2001         2000
                                                  ----------   ----------
          Revenues:
            Subscriber                            $   70,867   $   38,107
            Roaming                                   32,594       18,553
            Merchandise sales                          7,852        2,653
            Other revenue                                 11           --
                                                  ----------   ----------

               Total revenue                         111,324       59,313
          Expense:
            Cost of service                           64,239       39,673
            Merchandise cost of sales                 15,284        3,492
            General and administrative                35,711       24,088
            Sales and marketing                       31,619       19,753
            Non-cash stock compensation                  334        1,817
            Depreciation and amortization             19,102       12,538
                                                  ----------   ----------
          Total operating expense                    166,289      101,361
                                                  ----------   ----------
          Operating loss                             (54,965)     (42,048)
          Other expense:
            Interest expense, net                    (21,976)      (8,032)
                                                  ----------   ----------
          Net loss                                $  (76,941)  $   (50,080)
                                                  ==========   ==========

Revenues

                                                     Year Ended December 31,
                                                        2001               2000
                                              --------------     --------------
                                                       (In thousands)
          Subscriber revenues                 $       70,867     $       38,107
          Roaming revenues                            32,594             18,553
          Merchandise revenues                         7,852              2,653
          Other revenues                                  11                 --
                                              --------------     --------------
         Total Revenues                       $      111,324     $       59,313
                                              ==============     ==============

Subscriber revenues

Total subscriber revenues were $70.9 million for 2001 as compared to $38.1 million for 2000, representing an increase of $32.8 million and was primarily the result of an increase in subscribers as discussed in Subscriber Additions above.

Roaming revenues

Roaming revenues were $32.6 million for 2001 as compared to $18.6 million for 2000, representing an increase of $14.0 million and was primarily the result of a higher volume of Sprint PCS(R) subscribers traveling through our markets and the expansion of our network coverage that included the build out a significant portion of the markets in our service area. We provided service in 13 markets at December 31, 2001 as compared to 7 markets at December 31, 2000.

Merchandise sales

Merchandise sales were $7.9 million for 2001 as compared to $2.7 million for 2000, representing an increase of $5.2 million and was primarily the result of an increase in subscribers as discussed in Subscriber Additions above.

Operating Expenses

                                                       Year Ended December 31,
                                                            2001            2000
                                                     ---------------------------
                                                      (In thousands)

             Cost of service                              64,239          39,673
             Merchandise cost of sales                    15,284           3,492
             General and administrative                   35,711          24,088
             Sales and marketing                          31,619          19,753
             Non-cash stock compensation                     334           1,817
             Depreciation and amortization                19,102          12,538
                                                     -----------    ------------
           Total operating expense                   $   166,289    $    101,361
                                                     ===========    ============

Cost of service

Cost of service was $64.2 million for 2001 as compared to $39.7 million for 2000, representing an increase of $24.5 million, which primarily related to an increase of $10.0 million in carrier roaming expenses, an increase of $9.5 million in circuit and usage costs and a $4.5 million increase cell site leases as a result of our larger subscriber base and market coverage.

Merchandise cost of sales

Merchandise cost of sales was $15.3 million for 2001 as compared to $3.5 million for 2001, representing an increase of $11.8 million primarily related to the increase in subscribers The cost of handsets typically exceeds the amount received from our subscribers because we subsidize the price of handsets to remain competitive in the marketplace. This subsidy continues to increase to remain competitive.

General and administrative expenses

General and administrative expenses were $35.7 million for 2001 as compared to $24.1 million for 2000, representing an increase of $11.6 million that was primarily related to $7.0 million in increases for billing, customer service costs and Sprint PCS affiliation fees associated with our subscriber base increase; $2.0 million in increased bad debts associated primarily with Sprint PCS rate plans that extended credit to credit challenged subscribers and $2.4 million in acquisition related expenses that we incurred prior to the acquisition with US Unwired.

Sales and marketing expenses

Sales and marketing expenses were $31.6 million for 2001 as compared to $19.8 million for 2000, representing an increase of $11.8 million that primarily relate to an increase in subscribers as well as launching markets within our footprint. We provided service in 13 markets at December 31, 2001 as compared to 7 markets at December 31, 2000.

Non-cash stock compensation

Non-cash compensation was $0.3 million for 2001 as compared to $1.8 million for 2000. The non-cash stock compensation consists of compensation expense related to the granting of certain stock options for our stock with exercise prices less than the market value of the our stock at the date of the grant.

Depreciation and amortization expense

Depreciation and amortization expense was $19.1 million for 2001 as compared to $12.5 million for 2000, representing an increase of $6.6 million and is primarily related to the expansion of the operating network. Net property and equipment increased to $176.2 million at December 31, 2001 from $102.6 million at December 31, 2000. We incurred approximately $6.2 million in intangible asset amortization expense in 2001 as compared to $5.7 million in 2000.

Other Income/(Expense)

                                                 Year Ended December 31,
                                                    2001              2000
                                             ---------------    ----------------
                                                      (In thousands)
     Interest Expense                        $       (29,570)   $       (10,064)
     Interest income                                   7,594              2,032
                                             ---------------    ----------------
           Total other expense               $       (21,976)   $        (8,032)
                                             ===============    ================

Interest expense was $29.6 million for 2001 as compared to $10.1 million for 2000, representing an increase of $19.5 million. The increase in interest expense resulted from the increase in outstanding debt. Our outstanding debt, was $297.4 million at December 31, 2001 as compared to $80.0 million at December 31, 2000.

Interest income was $7.6 million for 2001 as compared to $2.0 million for 2001, representing an increase of $5.6 million. The increase was primarily due to higher average invested balances as a result of the proceeds from the December 2000 equity offering and the February 2001 debt offering, partially offset by decreasing interest rates.

INFLATION

We believe that inflation has not impaired, and will not impair, our results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

In the normal course of business, the Company's operations are exposed to interest rate risk on its credit facility and any future financing requirements.

At December 31, 2002, our outstanding debt instruments consisted of $137 million in IWO senior notes and a $213.2 million draw against the IWO $240 million senior credit facility. Interest on the IWO senior notes is fixed at 14% and is payable semi-annually on January 15 and July 15 of each year. At December 31, 2002, the market value of the IWO senior notes was $25 million.

Borrowings under the IWO senior credit facility totaled $213.2 million at December 31, 2002. These borrowings bear interest at a variable rate. A 1% increase in interest rates in 2002 would have resulted in a $2.3 million increase in interest expense for the year ended December 31, 2002.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements are listed under Item 15(a) of this annual report and are filed as part of this report on the pages indicated.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table presents information with respect to our board members and executive officers:

    Name                                 Age      Position
    ----                                 ---      --------
    Robert W. Piper                       44      President, Chief Executive
                                                  Officer and Chairman of the
                                                  Board of Directors

    Thomas G. Henning                     43      Secretary and General Counsel
                                                  and Director

    George J. Mack                        39      Director

    Jerry E. Vaughn                       57      Vice President and Chief
                                                  Financial Officer

    Michael E. Cusack                     38      Vice President and Assistant
                                                  General Counsel and Assistant
                                                  Secretary

Robert W. Piper has been our President since our acquisition by US Unwired on April 1, 2002. He was named chief executive officer of US Unwired in 2000. He has been the President and a member of the Board of Directors of US Unwired since 1995.

Thomas G. Henning has been our Board of Director's Secretary and our Secretary and General Counsel since our acquisition by US Unwired on April 1, 2002. He has been Secretary and General Counsel for US Unwired since 1994.

George J. Mack has been a Board Member since our acquisition by US Unwired on April 1, 2002. He has been employed by Cameron Communications Corporation ("Cameron"), a local exchange carrier, since 1994 in various positions and has been President and General Manager of Cameron since 1998. Mr. Mack is a certified public accountant, chairman of the Louisiana Telecommunications Association and serves on the committee of the National Telephone Cooperative Association.

Jerry E. Vaughn has been our Chief Financial Officer since our acquisition by US Unwired on April 1, 2002. He has been the Chief Financial Officer of US Unwired since June 1999. He has over 20 years of diversified financial management experience and focused the last 11 of these years in the telecommunications industry. From 1994 until he joined US Unwired, Mr. Vaughn was President of NTFC Capital Corporation, a subsidiary of GE Capital. Before that, he was Treasurer of Northern Telecom Finance Corporation and Vice President of Mellon Bank Corporation.

Michael E. Cusack has been our Assistant Secretary since our acquisition by US Unwired on April 1, 2002. He joined IWO in 2000 as General Counsel and currently serves as Assistant General Counsel for US Unwired. Prior to joining IWO, Mr. Cusack was employed by the law firm of Cooper, Erving, Savage, Nolan & Heller, LLP for seven years where he was managing partner of the firm's municipal and telecommunications practice groups.

ITEM 11. EXECUTIVE COMPENSATION.

Our executives and board members receive no compensation from us.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

IWO Holdings, Inc. is a 100% owned subsidiary of US Unwired Inc.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On December 20, 1999, the Company and an affiliate of a stockholder entered into a five-year advisory agreement whereby the Company will receive consulting services from the affiliate for a $5,000,000 fee. The $5,000,000 fee, which was prepaid on December 20, 1999 was included in prepaid expenses and was being amortized over the term of the agreement. On March 31, 2002 in connection with the acquisition by US Unwired, Inc., the remaining balance of $2.8 million was written-off as an operating expense.

On December 12, 2001, the Company entered into a financial advisory agreement with certain investment banking firms (of which certain principals are stockholders of the Company) for a period of three months whereby such firms would advise the Company with respect to the sale, recapitalization, merger, consolidation or other business combination of the Company. The fee for the successful completion of these services is 1.125% of the Enterprise Value of the Company as defined in the agreement. The Company incurred expenses under this agreement for the nine months ended December 31, 2002, the three months ended March 31, 2002, and the year ended December 31, 2001 amounting to $-0-million, $1.5 million, and $250,000, respectively.

In connection with the Company's senior credit facility, two participating financial institutions are also shareholders of the Company. Interest expense incurred on their portion of debt outstanding for the nine months ended December 31, 2002, the three months ended March 31, 2002, for the years ended December 31, 2001 and 2000, amounted to $1.4 million, $0.4 million, $1.5 million and $0.6 million, respectively.

The Company utilizes the services of a law firm in which a partner of the law firm is a stockholder of IWO. On December 20, 1999, the Company entered into a three-year professional services agreement with its outside General Counsel/stockholder, whereby the General Counsel/stockholder will provide legal services annually up to $400,000 and participate in the Company's stock option program. On September 17, 2000 the Company terminated the professional services agreement and replaced it with a one-year consulting agreement that provides for monthly payments of $10,000 and a bonus up to $250,000. Legal fees incurred under the professional services agreement/consulting agreement for the nine months ended December 31, 2002, the three months ended March 31, 2002, and for the years ended December 31, 2001 and 2000 were approximately $-0- million, $0.2 million, $0.9 million and $1.2 million, respectively.

The Company has entered into a management service agreement with its parent US Unwired, Inc. effective April 1, 2002. The Company incurred expenses under this agreement of $5.3 million for the nine-month period ended December 31, 2002.

ITEM 14.  CONTROLS AND PROCEDURES

Within 90 days before the filing of this Report, the Company's principal executive officer and principal financial officer evaluated the effectiveness of the Company's disclosure controls and procedures. Based on the evaluation, the Company's principal executive officer and principal financial officer believe that:

..    the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and

..    the Company's disclosure controls and procedures were effective to ensure such information was accumulated and communicated to the Company's management, including the Company's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to their evaluation, nor have there been any corrective actions with regard to significant deficiencies or material weaknesses.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

a. Financial Statements

Listed in the Index to Consolidated Financial Statements provided in response to
Item 8 hereof (see page F-1 for Index).

b. Financial Statement schedule

Listed in the Index to Financial Statements provide in response to item 8 hereof (see page F-1 for Index).

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

c. Reports on Form 8-K

None

d. Exhibits

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission:


   Exhibit
   Number                            Description of Exhibit
   ------                            ----------------------
   3.1          Amended and Restated Certificate of Incorporation of IWO
                Holdings, Inc.

   3.2          Bylaws of IWO Holdings, Inc.

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

   4.2          Notes Registration Rights Agreement, dated as of February 2,
                2001, among IWO Holdings, Inc. and Independent Wireless One
                Corporation and Credit Suisse First Boston Corporation (acting through an affiliate, Donaldson, Lufkin & Jenrette Securities
                Corporation), Chase Securities Inc., BNP Paribas Securities
                Corp. and UBS Warburg LLC as representatives of the Initial
                Purchasers (incorporated by reference to Exhibit 4.6 to IWO
                Holdings, Inc.'s and Independent Wireless One Corporation's
                Registration Statement on Form S-4, Registration No. 333-58902, filed on April 13, 2001)

   4.3 Security and Control Agreement, dated as of February 2, 2001, among IWO Holdings, Inc., Independent Wireless One Corporation and Firstar Bank, N.A., as securities intermediary for the Senior Notes (incorporated by reference to Exhibit 4.7 to IWO
                Holdings, Inc.'s and Independent Wireless One Corporation's
                Registration Statement on Form S-4, Registration No.
                333-58902,filed on April 13, 2001)

   4.4          Credit Agreement, dated as of December 20, 1999, among
                Independent Wireless One Corporation, as borrower, the lenders thereto from time to time, Chase Securities Inc., as book manager and lead arranger, First Union National Bank and BNP Paribas (as successor in interest to Paribas), as senior managing agents, UBS AG, Stamford Branch, as documentation agent, and The Chase Manhattan Bank, as administrative agent (incorporated by reference to Exhibit
                10.27 to IWO Holdings, Inc.'s Registration Statement on Form
                S-1, Registration No. 333-39746, filed on June 21, 2000)

   4.5          Amendment No. 1, dated as of June 30, 2000, to the Credit
                Agreement (incorporated by reference to Exhibit 10.6.2 to IWO
                Holdings, Inc.'s and Independent Wireless One Corporation's
                Registration Statement on Form S-4, Registration No. 333-58902, filed on April 13, 2001)

   4.6          Amendment No. 2, dated as of December 8, 2000, to the Credit
                Agreement (incorporated by reference to Exhibit 10.6.3 to IWO
                Holdings, Inc.'s and Independent Wireless One Corporation's
                Registration Statement on Form S-4, Registration No. 333-58902, filed on April 13, 2001)

   10.1         Sprint PCS Management Agreement, dated as of February 9, 1999, among Independent Wireless One Corporation, Sprint Spectrum L.P.
                and WirelessCo, L.P., as amended by Addendum I, Addendum II and
                Addendum III (incorporated by reference to Exhibit 10.3 to
                Amendment No. 1 to IWO Holdings, Inc.'s Registration Statement
                on Form S-1, Registration No. 333-39746, filed on August 14,
                2000)

   10.2 Sprint PCS Services Agreement, dated as of February 9, 1999, between Independent Wireless One Corporation and Sprint
                Spectrum L.P. (incorporated by reference to Exhibit 10.5 to
                Amendment No.1 to IWO Holdings, Inc.'s Registration
                Statement on Form S-1, Registration No. 333-39746, filed on August 14, 2000)

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

   10.5         Consent and Agreement, dated as of December 17, 1999, between
                Sprint Spectrum L.P., Sprint Communications Company, L.P.,
                WirelessCo, L.P. and The Chase Manhattan Bank, as administrative agent . (Incorporated by reference to Form 10-K of IWO Holdings,
                Inc. filed on March 26, 2002).

   10.6         Purchase Agreement, dated January 26, 2001, among IWO Holdings,
                Inc. and Independent Wireless One Corporation and Credit Suisse
                First Boston Corporation (acting through an affiliate,
                Donaldson, Lufkin & Jenrette Securities Corporation), Chase
                Securities Inc., BNP Paribas Securities Corp. and UBS Warburg
                LLC as representatives of the Initial Purchasers (incorporated by reference to Exhibit 1.1 to IWO Holdings, Inc.'s and Independent Wireless One Corporation's Registration Statement on
                Form S-4, Registration No. 333-58902, filed on April 13, 2001)

   21.1         Subsidiaries of IWO Holdings, Inc. (incorporated by reference to
                Exhibit 21.1 to IWO Holdings, Inc.'s Registration Statement on
                Form S-1, Registration No. 333-39746, filed on June 21, 2000)

   99.1 Certification by President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   99.2         Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 25, 2003.

                               IWO HOLDINGS, INC.

                         By: /s/ Jerry E. Vaughn
                         -------------------------------------
                         Name: Jerry E. Vaughn
                         Title: Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed on behalf of the registrant and in the capacities and on the date indicated:

                  Signature             Title
         ----------------------------   ----------------------------------

             /s/ Robert W. Piper        President, Chief Executive Officer and
         ----------------------------   Chairman of the Board of Directors
                 Robert W. Piper        (Principal Executive Officer)
                 March 25, 2003

             /s/ Jerry E. Vaughn        Chief Financial Officer
         ----------------------------   (Principal Financial Officer)
                 Jerry E. Vaughn
                 March 25, 2003

             /s/ Donald Loverich        Corporate Controller
         ----------------------------   (Principal Accounting Officer)
                 Donald Loverich
                 March 25, 2003

             /s/ Thomas G. Henning      Director
         ----------------------------
                 Thomas G. Henning
                 March 25, 2003

             /s/ George Mack            Director
         ----------------------------
                 George Mack
                 March 25, 2003

                                  CERTIFICATION

I, Robert W. Piper, certify that:

1.   I have reviewed this annual report on Form 10-K of IWO Holdings, Inc.:

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 25, 2003                          IWO HOLDINGS, INC.

                                        By:  /s/ Robert W. Piper
                                        ------------------------
                                        Robert W. Piper
                                        President, Chief Executive Officer and
                                        Director (Principal Executive Officer)

                                  CERTIFICATION

I, Jerry E. Vaughn, certify that:

1.   I have reviewed this annual report on Form 10-K of IWO Holdings, Inc.:

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 25, 2003                          IWO HOLDINGS, INC.

                                        By:  /s/ Jerry E. Vaughn
                                        ------------------------------
                                        Jerry E. Vaughn
                                        Chief Financial Officer
                                        (Principal Financial Officer)

                       IWO HOLDINGS, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                       Page
                                                                                       ----
Report of independent auditors ......................................................   F-2
Report of independent accountants....................................................   F-3
Consolidated balance sheets at December 2002 and 2001 ...............................   F-4
For each of the three years in the period ended December 31, 2002:
     Consolidated statements of operations ..........................................   F-5
     Consolidated statements of stockholders' equity (deficit) ......................   F-6
     Consolidated statements of cash flows ..........................................   F-7
Notes to consolidated financial statements ..........................................   F-8
Schedule for each of the three years in the period ended December 31, 2002:
     II - Valuation and qualifying accounts and reserves ............................   S-1

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors
IWO Holdings, Inc.

We have audited the accompanying consolidated balance sheets of IWO Holdings, Inc. and subsidiaries as of December 31, 2002 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the periods from April 1, 2002 through December 31, 2002 and January 1, 2002 through March 31, 2002. Our audits also included the financial statement schedule listed in the index at Item 15(b). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IWO Holdings Inc. and subsidiaries at December 31, 2002 and the consolidated results of their operations and their cash flows for the periods from April 1, 2002 through December 31, 2002 and January 1, 2002 through March 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, effective January 1, 2002 the Company changed its method of accounting for goodwill.

The accompanying financial statements have been prepared assuming that IWO Holdings, Inc. and subsidiaries will continue as a going concern. As more fully described in Note 2, the Company has incurred recurring operating losses and expects to fail to comply with certain financial covenants of its bank credit facility in 2003. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


                                                    /s/ ERNST & YOUNG LLP

Houston, Texas
March 28, 2003

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of IWO Holdings, Inc. and
Subsidiaries

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of IWO Holdings, Inc. and its Subsidiaries at December 31, 2001, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                                           /s/ PricewaterhouseCoopers LLP

Albany, New York
March 26, 2002

                       IWO HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                                                                     AS OF
                                                                                                 DECEMBER 31,
                                                                                          ---------------------------
                                                                                                  2002           2001
                                                                                          ---------------------------
                                         ASSETS
Current assets:
   Cash and cash equivalents                                                              $     35,008   $      3,394
   Investment securities at amortized cost - held to maturity                                       --         56,519
   Restricted cash and US Treasury securities at amortized cost - held to maturity              33,218         33,858
   Subscriber receivables, net of allowance for doubtful accounts of $2,403 and $615            11,843         10,001
   Inventory                                                                                     2,579          4,375
   Prepaid expenses and other assets                                                             6,276          6,790
   Receivables from related parties                                                                320             --
                                                                                          ------------   ------------
   Total current assets                                                                         89,244        114,937

Property and equipment, net                                                                    189,878        176,226
Restricted cash and US Treasury securities at amortized cost - held to maturity                  8,000         27,861
Goodwill                                                                                            --         45,702
Intangible assets, net                                                                          55,517          7,000
Note receivable                                                                                    174             --
Other assets                                                                                    17,612         24,040
Investment securities at amortized cost - held to maturity                                          --         17,161
                                                                                          ------------   ------------
   Total assets                                                                           $    360,425   $    412,927
                                                                                          ============   ============
                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                       $     14,994   $     16,264
   Accrued expenses                                                                             29,320         43,463
                                                                                          ------------   ------------
   Total current liabilities                                                                    44,314         59,727
Long-term debt                                                                                 350,207        297,407
Other                                                                                              951             --
Stockholders' equity (deficit):
   Common stock (nonvoting)--$.01 par value, 100,000 shares authorized, issued and                   1             --
    outstanding at December 31, 2002
   Class A (nonvoting)--$.01 par value, 15,000,000 shares authorized, issued and
    outstanding at December 31, 2001                                                                --            150
   Class B (voting)--$.01 par value, 18,750,000 shares authorized,13,533,111
    shares issued at December 31, 2001                                                              --            136
   Class C (nonvoting)--$.01 par value, 18,750,000 shares authorized, 3,555,630
    shares issued and outstanding at December 31, 2001                                              --             35
   Class D (voting)--$.01 par value, 60,000 shares authorized, issued and
    outstanding at December 31, 2001                                                                --              1
   Common stock, Class E (nonvoting)--$.01 par value, 5,545,000 shares
    authorized, 5,543,654 shares issued and outstanding at December 31, 2001                        --             55
   Common stock (voting)--$.01 par value, 58,105,000 shares authorized, none
    issued and outstanding at December 31, 2001                                                     --             --
   Treasury stock at cost, 104,012 Class B shares at December 31, 2001                              --           (598)
   Promissory note receivable                                                                                    (194)
   Additional paid in capital                                                                  446,449        184,305
   Retained deficit                                                                           (481,497)      (128,097)
                                                                                          ------------   ------------
   Total stockholders' equity (deficit)                                                        (35,047)        55,793
                                                                                          ------------   ------------
Total liabilities and stockholders' equity (deficit)                                      $    360,425   $    412,927
                                                                                          ============   ============

                             See accompanying notes

                       IWO HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In thousands, except share data)

                                                     FOR THE        FOR THE
                                                   PERIOD FROM   PERIOD FROM
                                                     APRIL 1,     JANUARY 1,
                                                   2002 THROUGH  2002 THROUGH    YEAR ENDED DECEMBER 31,
                                                   DECEMBER 31,    MARCH 31,    -------------------------
                                                       2002           2002          2001          2000
                                                   ------------  ------------   -----------    ----------
Revenues:
Service revenues:
    Subscriber                                     $     87,121  $     25,965   $    70,867    $   38,107
    Roaming                                              32,030         7,014        32,594        18,553
    Merchandise sales                                     5,704         2,554         7,852         2,653
    Other revenue                                            41             3            11            --
                                                   ------------  ------------   -----------    ----------
        Total revenue                                   124,896        35,536       111,324        59,313
Operating expenses:
   Cost of services                                      56,316        17,532        64,239        39,673
   Merchandise cost of sales                              8,519         4,577        15,284         3,492
   General and administrative                            38,711        19,382        35,711        24,088
   Sales and marketing                                   29,862         8,519        31,619        19,753
   Non-cash stock compensation                               --            --           334         1,817
   Depreciation and amortization                         44,313         5,714        19,102        12,538
   Impairment of goodwill                               214,191            --            --            --
   Impairment of intangible assets                      188,330            --            --            --
                                                   ------------  ------------   -----------    ----------
       Total operating expenses                         580,242        55,724       166,289       101,361
                                                   ------------  ------------   -----------    ----------
Operating loss                                         (455,346)      (20,188)      (54,965)      (42,048)
Other (expense) income:
   Interest expense                                     (28,061)       (8,064)      (29,570)      (10,064)
   Interest income                                        1,910         1,416         7,594         2,032
                                                   ------------  ------------   -----------    ----------
        Total other expense                             (26,151)       (6,648)      (21,976)       (8,032)
                                                   ------------  ------------   -----------    ----------
Net loss                                           $   (481,497) $    (26,836)  $   (76,941)   $  (50,080)
                                                   ============  ============   ===========    ==========

                             See accompanying notes

                       IWO HOLDINGS INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (In thousands)

                                                            IWO                       DEFICIT
                                                         HOLDINGS,                 ACCUMULATED
                                                           INC.       ADDITIONAL      DURING
                                                          CAPITAL       PAID-IN    DEVELOPMENT
                                                           STOCK        CAPITAL       STAGE
                                                         ---------    ----------   ------------
Balance at December 31, 1999                             $     301    $  123,366   $    (1,076)
Stock compensation                                              --         1,817            --
Exercises of stock options                                       1           271            --
IWO Holdings Inc. stock issuance, net of cost                   72        49,853            --
Reclassification of common stock to redeemable common
 stock                                                          --          (263)           --
Reclassification of redeemable common stock to common
 stock                                                          --           227            --
Common stock repurchased                                        --            --            --
Promissory notes                                                --            --            --
Net loss                                                        --            --            --
                                                         ---------    ----------   ------------
Balance at December 31, 2000                                   374       175,271        (1,076)
Stock compensation                                              --           334            --
Exercises of stock options                                       3           396            --
Issuance of warrants in connection with units offering          --         7,958            --
Reclassification of redeemable common stock to common
 stock                                                          --           346            --
Payment received on promissory notes receivable                 --            --            --
Common stock repurchased                                        --            --            --
Net loss                                                        --            --            --
                                                         ---------    ----------   ------------
Balance at December 31, 2001                                   377       184,305        (1,076)
Net loss                                                        --            --            --
                                                         ---------    ----------   ------------
Balance at March 31, 2002                                      377       184,305        (1,076)
Adjustment to the equity balances of IWO Holdings,
 Inc. as of March 31, 2002 resulting from the
 acquisition by US Unwired, Inc.                              (376)      262,144         1,076
Net loss                                                        --            --            --
                                                         ---------    ----------   ------------
Balance at December 31, 2002                             $       1    $  446,449   $        --
                                                         =========    ==========   ============

                                                                                    PROMISSORY
                                                         RETAINED      TREASURY       NOTES
                                                          DEFICIT       STOCK       RECEIVABLE       TOTAL
                                                         ---------    ----------   ------------   ----------
Balance at December 31, 1999                            $       --    $       --   $        --    $  122,591
Stock compensation                                              --            --            --         1,817
Exercises of stock options                                      --            --            --           272
IWO Holdings Inc. stock issuance, net of cost                   --            --          (456)       49,469
Reclassification of common stock to redeemable common
 stock                                                          --            --            --          (263)
Reclassification of redeemable common stock to common
 stock                                                          --            --            --           227
Common stock repurchased                                        --          (252)           --          (252)
Promissory notes                                                --            --          (287)         (287)
Net loss                                                   (50,080)           --            --       (50,080)
                                                        ----------    ----------   ------------   ----------
Balance at December 31, 2000                               (50,080)         (252)         (743)      123,494
Stock compensation                                              --            --            --          334
Exercises of stock options                                      --            --            --           399
Issuance of warrants in connection with units offering          --            --            --         7,958
Reclassification of redeemable common stock to common
stock                                                           --            --            --           346
Payment received on promissory notes receivable                 --            --           549           549
Common stock repurchased                                        --          (346)           --          (346)
Net loss                                                   (76,941)           --            --       (76,941)
                                                        ----------    ----------   ------------   ----------

Balance at December 31, 2001                              (127,021)         (598)         (194)       55,793
Net loss                                                   (26,836)           --            --       (26,836)
                                                        ----------    ----------   ------------   ----------
Balance at March 31, 2002                                 (153,857)         (598)         (194)       28,957
Adjustment to the equity balances of IWO Holdings,
 Inc. as of March 31, 2002 resulting from the
 acquisition by US Unwired, Inc.                           153,857           598           194       417,493
Net loss                                                  (481,497)           --            --      (481,497)
                                                        ----------    ----------   ------------   ----------
Balance at December 31, 2002                            $ (481,497)   $       --   $        --    $  (35,047)
                                                        ==========    ==========   ============   ==========

                             See accompanying notes.

                       IWO HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                   FOR THE       FOR THE
                                                                  PERIOD FROM   PERIOD FROM
                                                                 APRIL 1, 2002   JANUARY 1,
                                                                    THROUGH     2002 THROUGH    YEAR ENDED DECEMBER 31,
                                                                 DECEMBER 31,    MARCH 31,      -----------------------
                                                                     2002           2002           2001         2000
                                                                 ------------   ------------    ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                         $   (481,497)  $   (26,836)    $  (76,941)   $  (50,080)
Adjustments to reconcile net loss to net cash provided
 by (used in) operating activities:
   Depreciation and amortization                                       47,459          6,732        23,390        15,381
   Impairment of goodwill                                             214,191             --            --            --
   Impairment of intangible assets                                    188,330             --            --            --
   Accretion of debt discount                                           1,022            106           365            --
   Loss on disposal of equipment                                           --             --           105            --
   Non-cash stock compensation                                             --             --           334         1,817
   (Gain) on sale of investment securities                                (29)            --            --            --
Changes in operating assets and liabilities:
   Subscriber receivables                                              (1,554)        (1,706)       (5,783)       (1,967)
   Inventory                                                              360          1,031        (1,808)       (2,252)
   Receivables/payables from related parties                             (320)            --            --            --
   Prepaid expenses                                                    (1,092)         3,073          (662)          191
   Other assets                                                         1,581          1,209        (5,612)         (418)
   Accounts payable                                                    (9,044)         2,590           796        (2,880)
   Accrued expenses                                                     7,893         (1,067)       21,176        20,254
                                                                 ------------   ------------    ----------    ----------
Net cash used in operating activities                                 (32,700)       (14,868)      (44,640)      (19,954)
                                                                 ------------   ------------    ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                                   (53,820)       (29,144)      (77,793)      (47,675)
Acquisition costs                                                        (191)            --            --            --
Purchases of Sprint PCS Assets                                             --             --            --      (116,405)
Purchases of investment securities-held to maturity                        --             --      (105,328)           --
Proceeds from sales and  maturities of investment securities           66,967          6,000        30,684            --
Release/(Restriction) of restricted cash and U.S. Treasury
 obligations-held to maturity                                          10,449         10,717       (53,719)       (8,000)
Deferred acquisition costs                                                 --             --            --          (740)
                                                                 ------------   ------------    ----------    ----------
Net cash provided by (used in) investing activities                    23,405        (12,427)     (206,156)     (172,820)
                                                                 ------------   ------------    ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt                                           43,184         40,000        65,000        85,000
Proceeds from equity investors, net                                        --             --           549        49,469
Payment of long-term debt                                                  --        (15,000)           --        (5,000)
Debt issuance and offering costs                                           --             --        (7,725)       (5,154)
Proceeds form the issuance of senior notes and warrants                    --             --       160,000            --
Other financing activities                                                 20             --            53            20
                                                                 ------------   ------------    ----------    ----------
Net cash provided by financing activities                              43,204         25,000       217,877       124,335
                                                                 ------------   ------------    ----------    ----------
Net change in cash and cash equivalents                                33,909         (2,295)      (32,919)      (68,439)
Cash and cash equivalents at beginning of year                          1,099          3,394        36,313       104,752
                                                                 ------------   ------------    ----------    ----------
Cash and cash equivalents at end of year                         $     35,008   $      1,099    $    3,394    $   36,313
                                                                 ============   ============    ==========    ==========
SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest                                           $     13,796   $     13,280    $   18,068    $    3,403
                                                                 ============   ============    ==========    ==========
NON-CASH ACTIVITIES
Property and equipment purchases in accounts payable             $      2,474   $      9,579    $   15,211    $    6,306
                                                                 ============   ============    ==========    ==========
Issuance of common stock for promissory notes                    $         --   $         --    $       --    $      456
                                                                 ============   ============    ==========    ==========

                             See accompanying notes.

                       IWO HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

1. Description of Business and Summary of Significant Accounting Policies

IWO Holdings, Inc. ("the Company" or "IWO") is principally engaged in the operation of wireless communications systems in the Northeast regions of the United States. The Company is a network partner of Sprint PCS and has the exclusive right to provide digital PCS services under the Sprint and Sprint PCS brand names within the Company's service areas.

In October, 1999, IWO Holdings, Inc. was formed to hold a 100% investment in Independent Wireless One Corporation ("Corp"). In February 2000, the Company formed Independent Wireless One Leased Realty Corporation a 100% wholly owned subsidiary of Independent Wireless One Corporation to hold all leasehold interests in the retail stores and cell site leases. The Company was a development stage enterprise until it commenced operations effective January 2000.

On April 1, 2002, 100% of IWO's outstanding stock was acquired by US Unwired Inc. ("US Unwired"). US Unwired provides PCS services and related products to customers in the southeastern United States as part of Sprint PCS's network. US Unwired's service area consists of eastern Texas, southern Oklahoma, southern Arkansas, significant portions of Louisiana, Alabama and Mississippi, the Florida panhandle and southern Tennessee with a total population of approximately 9.9 million residents. Each share of IWO stock was converted to
1.0371 shares of US Unwired common stock. As a result, approximately 37.6 million outstanding shares of IWO stock were converted to approximately 39.0 million shares of US Unwired common stock. In addition, 6.9 million shares of US Unwired common stock were reserved for issuance upon exercise of IWO options, IWO Founders and Management Warrants and IWO High Yield Warrants were based upon the same conversion ratio.

The following is a summary of significant accounting policies:

                              CONSOLIDATION POLICY

The consolidated financial statements include the accounts of IWO Holdings, Inc., and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

                            CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash, money market funds, and commercial paper with original maturities of three months or less at the date of acquisition. The carrying amount of cash and cash equivalents approximates fair value.

                              INVESTMENT SECURITIES

The Company's restricted and unrestricted investments consisted of debt securities. In accordance with SFAS No. 115, debt securities have been classified in the accompanying consolidated balance sheets as held-to-maturity securities and are reported at amortized cost. On December 27, 2002, the Company sold, prior to maturity the remaining securities in its unrestricted held-to-maturity portfolio as the Company determined that IWO's anticipated short-term cash needs would not permit maturation (See Note 5) Market value is determined by quoted market prices.

                                    INVENTORY

Inventory consists of PCS handsets and related accessories and is carried at cost. Cost is determined by the moving average method, which approximates the first-in, first-out method.

                             PROPERTY AND EQUIPMENT

Property and equipment are reported at cost less accumulated depreciation. When assets are sold, retired or otherwise disposed of, the related costs and accumulated depreciation are removed from the respective accounts, and any resulting gain or loss is recognized.

                       IWO HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --- (Continued)
                                DECEMBER 31, 2002

Property and equipment is stated at cost and depreciation is provided on a straight- line basis over the estimated useful lives of the assets as follows:

                                                                          YEARS
      Buildings and building improvements                                  39
      Leasehold improvements                                             5 to 10
      Facilities and equipment                                           7 to 10
      Furniture, fixtures, computers and vehicles                        3 to 7

Depreciation expense was approximately $15.7 million, $4.8 million, $12.9 million and $6.8 million for the nine-month period ended December 31, 2002, the three-month period ended March 31, 2002, and the years ended December 31, 2001 and 2000, respectively.

Construction in Progress

Construction in progress includes equipment, engineering and site development costs in connection with the build out of the Company's network. Prior to adopting US Unwired's policies effective with the April 1, 2002, acquisition, the Company capitalized interest on its construction in progress activities. Total interest capitalized for the three months ended March 31, 2002 and the years ended December 31, 2001 and 2000 were approximately $0.9 million, $5.0 million and $1.4 million, respectively. When the network assets are placed in service, the Company transfers the assets from construction in progress to network assets and depreciates those assets over their estimated useful life.

                            GOODWILL AND INTANGIBLES

Prior to the adoption of SFAS 142 and 144 effective January 1, 2002, the Company assessed long-lived assets for impairment under Statement of Financial Accounting Standards (SFAS) 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS 121 required that long-lived asset and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company periodically evaluated the recoverability of the carrying amounts of its intangible assets and property and equipment in each market, as well as the depreciation and amortization periods based on estimated undiscounted future cash flows and other factors to determine whether current events or circumstances warrant reduction of the carrying amounts or acceleration of the related amortization period. If such assets were considered to be impaired, the impairment to be recognized was measured by the amount by which the carrying amount of the assets exceeded the fair value of the assets. Assets to be disposed of, were reported at the lower of the carrying amount or fair value less costs to sell.

Effective January 1, 2002, the Company assesses impairment of long-lived assets and goodwill in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" and SFAS No. 142, "Goodwill and Other Intangible Assets," respectively. SFAS No. 144 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. SFAS No. 142 requires annual tests for impairment of goodwill and intangible assets that have indefinite useful lives and interim tests when an event has occurred that more likely than not has reduced the fair value of such assets.

                            DEFERRED FINANCING COSTS

Deferred financing costs represents direct costs incurred in connection with the senior bank credit facility and the senior notes. Costs related to the senior bank credit facility are being amortized over the estimated eight-year term using the effective interest method. Direct costs incurred in connection with the sale of units consisting of senior notes and warrants are being amortized over the 10-year term of the senior notes using the effective interest method.

                               REVENUE RECOGNITION

The Company earns revenue by providing access to and usage of its PCS networks and sales of PCS merchandise. Subscriber revenue consists primarily of a basic service plan (where the customer purchases a pre-allotted number of minutes for voice and/or data transmission); airtime (which consists of billings for minutes that either exceed or are not covered by the basic service plan); long distance; and charges associated with travel outside our service area. Travel revenue is generated on a per minute basis when a Sprint PCS subscriber outside of our markets uses the Company's service when traveling through our markets. Foreign roaming revenue is generated when a non-Sprint PCS customer uses the Company's service when traveling through the Company's markets. Revenues are recognized when amounts are considered to be earned under the respective service plans and collection of such amounts is considered probable.

                       IWO HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --- (Continued)
                                DECEMBER 31, 2002

Sprint retains 8% of collected service revenues from subscribers based in the Company's service area and for revenue generated when a non-Sprint PCS subscriber uses the Company's service traveling through the Company's service area. The amount of affiliation fees retained by Sprint PCS is recorded as a General and Administrative expense. Revenues derived from the sale of handsets and accessories by the Company and from certain roaming services (outbound roaming and roaming revenues from Sprint PCS and its PCS network partner subscribers) are not subject to the 8% affiliation fee from Sprint PCS.

Revenues from the sales of merchandise, primarily wireless handsets and accessories, represent a separate earnings process and are recognized at the time of the customer purchase. These revenues and related costs are included in merchandise sales and cost of sales, respectively. The Company reduces recorded revenue for rebates and discounts given to subscribers on wireless handsets sales in accordance with Emerging Issues Task Force ("EITF") Issue No. 01-9 "Accounting for Consideration Given by a Vendor to a Subscriber (Including a Reseller of the Vendor's Products)."

Activation fee revenue is recognized over the periods such revenue is earned in accordance with the current interpretations of SEC Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 101A and 101B. Accordingly, activation fee revenue and direct customer activation expense has been deferred and are recognized over the average life for those customers (15-24 months) that are assessed an activation fee. The Company defers direct activation expenses only to the extent of the activation fee revenues. As of December 31, 2002, the Company has deferred $3.8 million of activation fee revenue and $2.6 million in direct customer activation costs to future periods.

                                ADVERTISING COSTS

Advertising costs are charged to expenses as incurred. For the nine months ended December 31, 2002, three months ended March 31, 2002, and the years ended 2001 and 2000, approximately $8.8 million, $1.1 million, $6.2 million, and $3.9 million, respectively, of advertising costs were incurred.

                                   COMMISSIONS

Commissions are paid to the Company's sales staff and local and national retailers for new subscribers. The Company also reimburses certain retailers for the difference between the cost of a handset and the sales price when the handset is sold below cost. Because the new subscriber must meet certain criteria, such as a minimum time period, commissions and handset subsidies may be paid in periods subsequent to the actual date the subscriber is activated. The Company reserves for commissions and handset subsidies payable in future periods.

                                  INCOME TAXES

The Company accounts for deferred income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

                         STOCK COMPENSATION ARRANGEMENTS

The Company follows APB Opinion No. 25, Accounting for Stock Issued to Employees, to account for stock option plans. Had compensation expense for the Company's stock option plan been determined in accordance with SFAS No. 123, the Company's net loss and basic and diluted net loss per share of common stock for the nine month period ended December 31, 2002, the three month period ended December 31,2002 and the years ended December 31, 2001 and 2000 would have been (in thousands except share data):

                                                                              For the       For the
                                                                          Period From   Period From
                                                                        April 1, 2002    January 1,
                                                                              through  2002 through
                                                                         December 31,     March 31,    Year ended December 31,
                                                                        -----------------------------------------------------
                                                                            2002           2002         2001         2000
                                                                        -----------------------------------------------------
Net loss
    As reported                                                         $  (481,497)   $    (26,836) $  (76,941)   $  (50,080)
    Add recorded non-cash stock compensation                                     --              --         334         1,817
     Less non-cash stock compensation in accordance with SFAS No. 123            --              --        (812)       (2,285)
                                                                        =============  ============  ==========    ==========
    Pro forma                                                           $  (481,497)   $    (26,836) $  (77,419)   $  (50,548)
                                                                        =============  ============  ==========    ==========

                                USE OF ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                          CONCENTRATIONS OF CREDIT RISK

Financial instruments, which potentially expose the Company to concentrations of credit risk, consist primarily of cash, accounts receivable and marketable securities. The Company places its cash and temporary cash investments with high credit quality financial services companies.

Collectibility of subscriber receivables is impacted by economic trends in each of the Company's markets and the Company has provided an allowance, which it believes, is adequate to absorb losses from uncollectible amounts.

                       IWO HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --- (Continued)
                                DECEMBER 31, 2002

                                RECLASSIFICATIONS

Certain reclassifications have been made to the 2001 and 2000 financial statements to conform to the 2002 presentation.

                          NEW ACCOUNTING PRONOUNCEMENTS

In July 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 provides new guidance on the recognition of costs associated with exit or disposal activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. SFAS No. 146 supercedes previous accounting guidance provided by the EITF 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." EITF 94-3 required recognition of costs at the date of commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of the statement is not expected to have a material effect on the Company's consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". Among other things, this statement rescinds FASB Statement No. 4,"Reporting Gains and Losses from Extinguishment of Debt" which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board ("APB") APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", will now be used to classify those gains and losses. The adoption of the statement is not expected to have a material effect on the Company's consolidated financial statements.

2.   Liquidity and Current Business Plans

The Company's operating and financial results have been adversely affected by
(i) a highly competitive wireless market, (ii) further increased penetration of the potential customer universe, (iii) decreases in wireless pricing, (iv) a general weakening of the economy, and (v) challenges in our affiliate relationship with Sprint PCS. These changes have had, and if they continue will have, an adverse impact on the Company's ability to meet future obligations under its highly leveraged capital structure. These changes have also caused the Company to review its business plans for US Unwired and IWO.

                       IWO HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --- (Continued)
                                DECEMBER 31, 2002

The Company's Highly Leveraged Capital Structures

US Unwired has a senior bank credit facility and senior subordinated discount notes. IWO has a senior bank credit facility and senior notes. US Unwired and IWO entered into these prior to the acquisition. Under the terms of these debt instruments, funds available under the US Unwired debt can only be used by US Unwired, and funds available under the IWO debt can only be used by IWO. US Unwired is not obligated for the payment of IWO's debt, and IWO is not obligated for the payment of US Unwired's debt.

Liquidity

The Company has been unable to develop a business plan for IWO that provides sufficient liquidity in 2003 and has engaged in discussions with the holders of the IWO senior bank credit facility and the holders of the IWO senior notes regarding restructuring of IWO.

As of December 31, 2002, IWO had $35.0 million in cash and cash equivalents and $41.2 million in restricted cash. Total availability in revolving loans under our senior bank credit facility was $25.2 million. As of December 31, 2002, IWO indebtedness consisted of $213.2 million related to the IWO senior bank credit facility and $137.0 million related to the IWO senior notes for a total of $350.2 million. A portion of the original proceeds of the IWO senior notes offering was set aside as restricted cash to make the first six scheduled interest payments on IWO senior notes through January 2004. Repayment of the IWO senior bank credit facility commences in March 2004.

Although IWO was in compliance with all financial covenants under the IWO senior bank credit facility at December 31, 2002, the Company believes that IWO will violate certain covenants of the IWO senior bank credit facility in 2003. Moreover, because of the developments in IWO's business referred to above, we believe it is likely the IWO bank group will elect not to make the remaining $25.2 million of its revolving credit facility available to the Company. Without the remaining $25.2 million, IWO will not have sufficient liquidity through 2003. The Company is in discussions with the IWO banking group and the IWO note holders to arrive at an acceptable restructuring to preserve IWO liquidity. IWO, holders of the IWO senior bank credit facility and holders of the IWO senior notes have all retained advisors to assist in evaluating alternatives for IWO liquidity.

Without sufficient liquidity, IWO will reduce capital expenditures for network expansion required for compliance under the IWO management agreement. Failure to complete the build-out of the IWO service area will place the Company in violation of the IWO management agreement. As a result, Sprint PCS could declare IWO in default and take action up to and including termination of the IWO management agreement.

                       IWO HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --- (Continued)
                                DECEMBER 31, 2002

A default under the IWO senior bank credit facility does not result in IWO being in default under the IWO senior notes. Should IWO be unable to amend the senior bank credit facility or obtain waivers for any violated restricted covenants, the holders of IWO senior bank credit facility can place IWO in default, restrict any remaining future borrowing capacity and accelerate repayment of the senior bank credit facility. Should the holders of IWO senior bank credit facility place IWO in default and accelerate repayment, that acceleration will serve to trigger a default in the IWO senior notes. Should this occur, both the holders of the IWO senior bank credit facility and the holders of the IWO senior notes may demand immediate payment of all outstanding indebtedness. If the indebtedness is accelerated, IWO does not have sufficient cash to repay its indebtedness. As a result, IWO would be forced to seek protection under bankruptcy.

Due to restrictions in the US Unwired debt instruments, US Unwired cannot provide any capital or other financial support to IWO. Further, IWO creditors, IWO lenders and IWO note holders cannot place any liens or encumbrances on the assets of US Unwired. Should the holders of the IWO's senior bank credit facility place IWO in default, US Unwired's relationship with IWO may change and several alternatives exist ranging from working for the holders of the senior bank credit facility and the holders of the senior notes as a manager of the IWO territory, subject to the approval by Sprint PCS, to no involvement with IWO at all.

Due to the indicators of impairment as discussed above, during the fourth quarter of 2002, the Company engaged a nationally recognized valuation firm to assist the Company in performing a fair value assessment of goodwill and other long-lived assets of IWO. Based on the results of these impairment analyses, the Company recorded impairment charges totaling $402.5 million for the impairment of goodwill and an intangible asset that resulted from the acquisition of IWO by US Unwired. This is further discussed in Note 3 below.

Considering the expected covenant violations in 2003 and the actions that may result from such covenant violations and the operating losses incurred to date, there is substantial doubt about IWO's ability to continue as a going concern.

The Company's Business Strategy

The Company has already identified and undertaken several initiatives that it believes will enhance IWO's liquidity. The following represents some of the Company's key strategic initiatives for 2003:

The Company must reduce customer turnover or churn rate:

..    In 2002, the Company opted out of Sprint PCS's program that attracted higher credit risk subscribers and the Company will request not to participate in any Sprint PCS programs where the Company's analysis indicates adversely impacted levels of customer turnover or unsatisfactory economic returns.

..    The Company has restructured its sales employees' programs to pay higher commissions on subscribers with better credit ratings.

..    The Company has revised its local agent commission structure. The Company no longer offers handset discounts to its local agents and instead pays higher commissions for subscribers with good credit ratings. The Company is also canceling agreements with local agents that continue to target higher risk subscribers or provide low economic value.

..    The Company has reintroduced its pre-pay program, which requires advance payment for minutes of use. The Company believes that this program offers higher credit risk subscribers a less stressful environment in which to subscribe to the Company's service. The Company believes that there is a higher susceptibility for this credit class of subscribers to churn than with a post-pay program, and this service allows these subscribers to better manage their expenditures for the service provided.

..    The Company now supplements Sprint PCS's customer service function with its own staff that focuses on subscriber retention .

The Company must continue to focus on cash flow:

..    We are selectively completing our build out by attempting to collocate cell sites instead of constructing them ourselves.

..    The Company intends to divest of certain non-revenue producing properties and, depending on market conditions, will divest of most of the remaining cell site towers that the Company owns.

..    The Company has undertaken a corporate wide evaluation of expenses. This includes the consolidation of functions, divesting of unused and under utilized facilities, renegotiation of vendor contracts, extension of vendor payment terms and other cost cutting measures.

..    The Company has begun an evaluation of its markets and are reducing sales staffing levels and closing retail outlets that do not meet its minimum internal rates of returns.

                       IWO HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --- (Continued)
                                DECEMBER 31, 2002

The Company must improve its relationship with Sprint PCS:

The Company believes that its ability to market itself as Sprint PCS creates value. The Company believes that Sprint PCS's brand name recognition, national advertising programs and national coverage helps attract and retain subscribers. The Company also believes that the Sprint PCS affiliate program is important to Sprint PCS.

..    The Company must continue to work with Sprint PCS to improve the timeliness and accuracy of information processed by Sprint PCS on the Company's behalf.

..    The Company must work with Sprint PCS to provide more detailed information to improve its business decisions relative to its subscribers and its service area.

..    The Company must ensure that Sprint PCS provides it with the same advantages that Sprint PCS has from its nationally negotiated contracts to help the Company to reduce its expenses.

..    The Company must ensure that products/programs that Sprint PCS develops meet minimum acceptable return requirements.

     While management believes that these initiatives will be sufficient, management cannot state with certainty that these initiatives will result in its ability to sustain operations beyond or even to the end of 2003, given the information as discussed above regarding the Company's indebtedness.

3.   Adoption of Statement 142

The Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets" on January 1, 2002. During the second quarter of 2002, the Company completed the first of the required impairment tests of goodwill and indefinite lived assets as of January 1, 2002 and determined that the adoption of this provision of the new rules had no impact on the Company's financial statements at that time. As a result of the impairment indicators discussed in Note 2, above, the Company performed an impairment test of goodwill in the fourth quarter of 2002. In connection with these impairment tests, the Company also reviewed its long-lived assets for impairment under SFAS No. 144. "Accounting for Impairment or Disposal of Long-Lived Assets"

The following information provides net loss for the years ended December 31, 2001 and 2000 adjusted to exclude amortization expense recognized in these periods related to goodwill.

                                                 Years ended December 31,
                                                    2001         2000
                                                ------------  -----------
                                                (In thousands)
      Reported net loss                         $   (76,941)  $  (50,080)
      Add back:  Goodwill amortization                2,672        2,225
                                                ------------  -----------
      Adjusted net loss                         $    (74,269) $  (47,855)
                                                ============  ===========

The Company engaged an independent national valuation firm to assist with the impairment valuation. The valuation analysis determined that both the Company's goodwill and a significant portion of its intangible assets were impaired. As a result, the Company recorded a goodwill impairment of approximately $214.2 million and an intangible asset impairment of $188.3 million associated with its right to provide service under the Sprint Affiliation Agreements in the quarter ended December 31, 2002. The Sprint Affiliation Agreement was originally assigned a value of $215.0 million and was being amortized using the straight-line method over 218 months.

                       IWO HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --- (Continued)
                                DECEMBER 31, 2002

The changes in the carrying amount of goodwill between December 31, 2001 and December 31, 2002 are as follows (in thousands):

     Balance of goodwill as of December 31, 2001                                         $     45,702

        Elimination of pre-acquisition goodwill resulting from the acquisition
         by US Unwired, effective April 1, 2002                                               (45,702)

        Goodwill pushed down from US Unwired as a result of the acquisition
         of IWO (preliminary purchase price allocation)                                       220,913

        Adjustments to preliminary purchase price allocations                                  (6,722)

     Goodwill impairments                                                                    (214,191)
                                                                                         ------------
     Balance of goodwill as of December 31, 2002                                         $         --
                                                                                         ============

The amortization period, gross carrying amount, impairments, accumulated amortization and net carrying amount of intangible assets as of December 31, 2002 are as follows (in thousands):

                                          Amortization    Gross Carrying                   Accumulated   Net Carrying
                                                period            Amount   Impairments    Amortization         Amount
                                          ---------------------------------------------------------------------------
Sprint affiliation agreement              218 months     $       215,000   $   188,330   $       7,091   $     19,579
Subscriber base                           24 months               57,500            --          21,562         35,938
                                                         ---------------   -----------   -------------   ------------
   Total                                                 $       272,500   $   188,330   $      28,653   $     55,517
                                                         ===============   ===========   =============   ============

    Estimated future amortization expense on intangible assets for the years ended December 31,
                2003                                   $    29,874
                                                   ================
                2004                                   $     8,312
                                                   ================
                2005                                   $     1,124
                                                   ================
                2006                                   $     1,124
                                                   ================
                2007                                   $     1,124
                                                   ================

4.   Acquisitions

On April 1, 2002, US Unwired acquired 100% of the outstanding common stock of the Company, by issuing to the former stockholders of the Company approximately
39.0 million shares of US Unwired common stock and reserving approximately 6.9 million additional shares of US Unwired common stock for issuance upon the exercise of options and warrants that US Unwired assumed or exchanged in connection with the acquisition. The value of the common shares issued by US Unwired amounting to approximately $389.8 million, was based on the market price of the common stock of $10.00 per share at the close of business on December 19, 2001, the date the terms of the acquisition were agreed to and announced. As a result of the acquisition, the Company became a wholly owned subsidiary of US Unwired. The purchase accounting effects of this acquisition has been pushed down from US Unwired to the accompanying financial statements. As a result of the acquisition by US Unwired, the financial statements reflected a new basis of accounting as of April 1, 2002. The new basis of accounting resulted in the Company's assets and liabilities being adjusted to estimates of fair values as determined by an independent valuation performed by a national valuation firm. The following summarizes the US Unwired purchase consideration and the allocation of purchase consideration to the accompanying financial statements.

                       IWO HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --- (Continued)
                                DECEMBER 31, 2002

                                                       (In thousands)

    Consideration:
      Common stock issued                                  $   389,827
      Stock options and warrants granted                        49,410
      Cash, including merger related costs                       6,779
                                                           -----------
      Total purchase price                                 $   446,016
                                                           ===========

    Allocated to:
      Working capital                                      $    55,205
      Restricted cash and US Treasury obligations               28,100
      Investment securities                                      3,103
      Property and equipment                                   157,149
      Deferred financing costs and other assets                 21,768
      Long-term debt                                          (306,000)
      Acquired customer base                                    57,500
      Sprint affiliation agreement                             215,000
      Goodwill                                                 214,191
                                                           -----------
      Total                                                $   446,016
                                                           ===========

The Company is amortizing the acquired customer base over a period of 24 months and the Sprint Affiliation agreements over the remaining life of the agreements
- approximately 18 years. None of the above goodwill is expected to be tax deductible.

As a result of the new basis of accounting, our consolidated balance sheets, results of operations and cash flows for periods subsequent to April 1, 2002, the closing date of the acquisition, are not comparable to those prior to the acquisition. The statements of operations and cash flows of the Company for the year ended December 31, 2002 are presented as two distinct periods; the three months prior to the acquisition ended March 31, 2002 and the nine months subsequent to the acquisition ended December 31, 2002. Certain reclassifications have been made to our financial statements for periods prior to the acquisition in order to conform the presentation to the nine-month period ended December 31, 2002.

5.   Investment Securities

On December 27, 2002, the Company sold, prior to maturity the remaining securities in its unrestricted held-to-maturity portfolio as the Company determined that anticipated short-term cash needs would not permit maturation. The amortized cost and related realized gains on the sale of these securities at December 27, 2002 are as follows:

                                             Amortized Cost                Gross       Gross Realized
                                                                  Realized Gains               Losses
                                           -----------------    -----------------    -----------------
                                                                  (in thousands)
    Corporate debt securities                    $    19,046              $    30               $   1
                                           =================    =================    =================

The net realized gains were included in interest income.

The amortized cost and approximate fair value of restricted investment securities held to maturity at December 31, 2002, due in one year or less (which are restricted for future interest payments on the Company's 14% Senior Notes) are summarized as follows:

                                                                   Gross                Gross
                                           Amortized          Unrealized           Unrealized              Market
                                                Cost               Gains               Losses               Value
                                         ------------    ----------------    -----------------    ----------------
                                                                      (in thousands)
        U.S. Treasury Obligations        $     19,996    $            273    $              --    $         20,269
                                         ============    ================    =================    ================

The above table excludes $13.2 million of cash and accrued interest receivable also restricted for future interest payments on the Company's 14% Senior Notes.

                       IWO HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --- (Continued)
                                DECEMBER 31, 2002

The amortized cost and approximate fair value of investment securities held to maturity at December 31, 2001 (excluding restricted securities) are summarized as follows (in thousands):

                                                      Gross         Gross
                                      Amortized     Unrealized    Unrealized      Market
                                        Cost          Gains         Losses       Value
                                      ----------    ----------    ----------    ----------
                                                        (in thousands)
U.S. Governments and Agencies         $   22,005    $      272    $       --    $   22,277
Corporate debt securities                 51,675           944            --        52,619
                                      ----------    ----------    ----------    ----------
                                      $   73,680    $    1,216    $       --    $   74,896
                                      ==========    ==========    ==========    ==========

The amortized cost and approximate fair value of restricted investment securities held to maturity at December 31, 2001, (which are restricted for future interest payments on IWO's 14% Senior Notes) are summarized as follows:

                                                       Gross          Gross
                                                  Unrealized     Unrealized      Market
                               Amortized Cost          Gains         Losses      Value
                               --------------     ----------     ----------     ---------
                                                    (in thousands)
U.S. Treasury obligations      $       40,332     $    1,063     $       --     $  41,395
                               ==============     ==========     ==========     =========

The above table excludes $13.4 million of cash and accrued interest receivable restricted for future interest payments on the Senior Notes. There were no sales of investment securities held to maturity during the year ended December 31, 2001.

6.   Details of Certain Balance Sheet Accounts

Additional information regarding certain balance sheet accounts is presented below.

                                                       December 31,
                                                ------------------------
                                                   2002         2001
                                                ------------------------
                                                     (in thousands)
Property and equipment
   Land                                         $      168    $      169
   Buildings and leasehold improvements              9,352        11,680
   Facilities and equipment                        164,636       138,923
   Furniture, fixtures, and vehicles                 5,685         8,165
   Construction in progress                         25,697        37,023
                                                ----------    ----------
                                                   205,538       195,960
                                                ----------    ----------
       Less accumulated depreciation                15,660        19,734
                                                ----------    ----------
                                                $  189,878    $  176,226
                                                ==========    ==========
Intangible assets
   Sprint affiliation agreement                 $   26,670       $    --
   Subscriber base                                  57,500        14,000
                                                ----------    ----------
                                                    84,170        14,000
      Less accumulated amortization                 28,653         7,000
                                                ----------    ----------
                                                $   55,517    $    7,000
                                                ==========    ==========

                       IWO HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --- (Continued)
                                DECEMBER 31, 2002

Other assets

   Deferred financing and offering costs             $   18,582    $   25,550
   Other                                                    999         4,740
                                                     ----------    ----------
                                                         19,581        30,290
       Less accumulated amortization                      1,969         6,250
                                                     ----------    ----------
                                                     $   17,612    $   24,040
                                                     ==========    ==========

Accrued expenses

   Unearned revenue and customer deposits            $    6,759    $    4,413
   Accrued network costs                                     --         7,603
   Accrued interest                                      10,890        11,692
   Accrued Sprint settlements                             3,498         9,163
   Other                                                  8,173        10,592
                                                     ----------    ----------
                                                     $   29,320    $   43,463
                                                     ==========    ==========

7.   Long-Term Debt

Long-term debt, consisted of the following:

                                                             December 31,
                                                     ------------------------
                                                        2002          2001
                                                     ------------------------
                                                          (In thousands)
    Senior bank credit facility:
       Tranche A term loan                           $  120,000    $   90,000
       Tranche B term loan                               50,000        50,000
       Senior revolving credit facility                  43,184         5,000
                                                     ----------    ----------
             Total senior bank credit facility          213,184       145,000
    Senior notes-14%                                    137,023       152,407
                                                     ----------    ----------
    Total long-term debt                             $  350,207    $  297,407
                                                     ==========    ==========

IWO is an unrestricted subsidiary of US Unwired. As a result, funds available under the IWO senior bank credit facility can only be used by IWO to finance operations of IWO and, funds available under US Unwired's senior bank credit facility can only be used by US Unwired to finance operations of US Unwired.

IWO Senior Bank Credit Facility - $240 million

Effective December 2000, Independent Wireless One Corporation, a wholly owned subsidiary of IWO, entered into amended and restated secured credit facility ("the IWO Credit Facility") under which it may borrow up to $240 million in the aggregate consisting of up to $70 million in revolving loans and $170 million in term loans. The IWO Credit Facility matures in 2008. The term loans will be repaid in quarterly installments beginning in March 2004 and the reducing revolver matures in March 2008. All loans under the IWO Credit Facility bear interest at variable rates tied to the prime rate, the federal funds rate or LIBOR. The IWO Credit Facility is collateralized by all of the assets of IWO and its subsidiaries. At December 31, 2002, the Company had $25.2 million available under the IWO Credit Facility. The IWO Credit Facility are available only to IWO and its subsidiaries.

In October 2002, the Company requested to borrow $15.0 million under IWO's revolving credit agreement and received $13.2 million from the bank group with one bank failing to fund its portion of the request. The Company believes that it met all conditions for the borrowing request and has forwarded a notice of default to the bank failing to make its funding.

                       IWO HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --- (Continued)
                                DECEMBER 31, 2002

The Company must comply with certain financial and operating covenants. The most restrictive financial covenants include various debt to equity, debt to EBITDA, interest coverage and fixed charge coverage ratios. At December 31, 2002, the Company was in compliance with these restrictive covenants. However, the Company anticipates that it will violate certain covenants in 2003. (See Note 2)

IWO Senior Notes - 14%

In February 2001, IWO issued 160,000 units, each consisting of $1,000 principal amount of 14% Senior Notes ("the IWO Notes") due January 15, 2011 and one warrant to purchase 12.50025 shares of IWO's class C common stock at an exercise price of $7.00 per share. As a result of the acquisition, this warrant was converted to a US Unwired warrant to purchase 12.96401 shares of the Company's common stock at $6.75 per share. Interest is payable semi-annually on January 15 and July 15 of each year. Independent Wireless One Corporation, a wholly owned subsidiary of IWO, is the sole guarantor of the IWO Notes. All of IWO's restricted subsidiaries formed or acquired after the issuance of the IWO Notes that guarantee IWO's senior bank credit facility will also be required to guarantee the IWO Notes. The IWO Notes are not guaranteed by Independent Wireless One Realty Corporation, a wholly owned subsidiary of the Company. Effective April 1, 2002, with the acquisition by US Unwired, Inc., the Company's Senior Notes were revalued to a fair value of $136.0 million. The discount is being accreted over the remaining life of the notes using the effective interest method.

A portion of the original proceeds of the IWO Notes were used to purchase a portfolio of U.S. government securities which will generate sufficient proceeds to make the first six scheduled interest payments on the IWO Notes through January 2004. The account holding the investment securities and all of the securities and other items contained in the account have been pledged to the trustee for the benefit of the holders of the IWO Notes.

The Company must comply with certain financial and operating covenants for the subordinated discount notes, and at December 31, 2002, the Company was in compliance with these restrictive covenants.

8.   Equity

On April 1, 2002, 100% of IWO's outstanding stock was acquired by US Unwired Inc. ("US Unwired). Each share of IWO stock was converted to 1.0371 shares of US Unwired common stock. As a result, approximately 37.6 million outstanding shares of IWO stock were converted to approximately 39.0 million shares of US Unwired common stock. In addition, 6.9 million shares of US Unwired common stock were reserved for issuance upon exercise of IWO options, IWO Founders and Management Warrants and IWO High Yield Warrants were based upon the same conversion ratio.

9.   Income Taxes

Deferred tax assets and liabilities are determined based on the temporary differences between the financial statements and the tax bases of assets and liabilities as measured by the enacted tax rates.

Income tax expense differs from the amounts computed by applying applicable U.S. federal income tax rate to loss before income taxes, minority interest and equity in losses of affiliates as a result of the following:

                                                      April 1,      January 1,
                                                        2002         2002
                                                      through       through      Years ended December 31,
                                                     December 31,   March 31,   -------------------------
                                                       2002          2002          2001         2000
                                                     -----------   ----------   -----------   -----------
                                                                       (In thousands)
Computed "expected" tax benefit                      $  (177,045)   $   (9,392)  $   (26,930)  $  (17,528)
Other                                                         21         2,692           932          (79)
State income taxes, net of federal income taxes          (14,589)           --
Goodwill impairment                                       74,900            --
Increase in valuation allowance                          116,713         6,700        25,998       17,607
                                                     -----------    ----------   -----------   ----------
    Total income tax expense/(benefit)               $        --    $       --   $        --   $       --
                                                     ===========    ===========  ===========   ==========

                       IWO HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --- (Continued)
                                DECEMBER 31, 2002

The tax effects of temporary differences that give rise to the significant components of deferred tax assets and deferred tax liabilities are presented below:

                                           December 31,   March 31,    December 31,
                                              2002          2002         2001
                                           ----------    ----------    ----------
                                                       (In thousands)
Deferred tax assets/(liabilities):
  Federal net operating losses             $     98,818    $   62,703    $   46,655
  Start-up costs                                  1,053         1,843         2,765
  Stock compensation                              2,021         2,021         1,768
  Intangible assets                              19,085       (64,020)        1,357
  Accrued expenses                                  687         1,054         1,603
  Allowance for bad debt                          1,137         1,361            --
  Unearned revenues                               2,057            --            --
  Depreciation on fixed assets                   (8,145)       (4,962)       (4,969)
                                           ------------  ------------  ------------
                                                116,713            --        49,179
  Less valuation allowance                      116,713            --        49,179
                                           ------------  ------------  ------------
Net deferred tax liability                 $         --    $       --    $       --
                                           ============  ============  ============

In assessing the possibility of realization of deferred tax assets at December 31, 2002, the Company considered whether it was more likely than not that some portion or all of the deferred tax assets would not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon these considerations, the Company provided a valuation allowance to reduce the carrying value of certain of its deferred tax assets. The valuation allowance at December 31, 2002 and 2001 is approximately $116.7 million and $49.2 million, respectively. During the nine month period ended December 31, 2002, the valuation allowance increased by approximately $116.7 million.

At December 31, 2002, the Company has unused Federal net operating loss carry forwards of approximately $98.8 million. The federal net operating loss carry forwards if unused will begin to expire during the year ended December 31, 2019.

Under the provisions of the Internal Revenue Code, certain substantial changes in the Company's ownership (see Note 4) may limit the amount of net operating loss carry forwards that could be used in future years to offset taxable income and taxes payable.

10.  Commitments and Contingencies

Effective April 1, 2000, the Company established a 401(k) defined contribution plan (the Plan) in which all full time employees (as defined) are eligible to participate in the Plan. Under the Plan, participants may elect to withhold up to 15% of their annual compensation, subject to IRS limitation. The Company is required to make matching contributions based on a percentage of the participant's contributions. Participants vest in the Company matching contributions ratably over a four-year vesting period (25% per year). Contribution expense for the nine months ended December 31, 2002, the three months ended March 31, 2002 and the years ended December 31, 2001 and 2000 approximated $0.3 million, $0.1 million, $0.3 million and $0.2 million, respectively.

                       IWO HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --- (Continued)
                                DECEMBER 31, 2002

The Company is a party to various non-cancelable operating leases for facilities and equipment. Future minimum lease payments due under non-cancelable operating leases with terms in excess of one year are as follows:

          Year ending December 31,
      ----------------------------------                (In thousands)
                   2003                                  $    12,707
                   2004                                       12,618
                   2005                                       12,487
                   2006                                        8,988
                   2007                                        5,164
                   Thereafter                                  9.822
                                                      --------------
                                                         $    61,786
                                                      ==============

The table excludes renewal options related to certain cell and switch site leases. These renewal options generally have five-year terms and can be exercised from time to time.

Total rent expense for the nine months ended December 31, 2002, the three months ended March 31, 2002, and for the years ended December 31, 2001 and 2000, were $10.6 million, $3.1 million, $8.6 million , $3.1 million, respectively.

11.  Stock Option and Performance Award and Warrant Programs

On April 1, 2002, 100% of IWO's outstanding stock was acquired by US Unwired Inc. ("US Unwired). Each share of IWO stock was converted to 1.0371 shares of US Unwired common stock. As a result, approximately 37.6 million outstanding shares of IWO stock were converted to approximately 39.0 million shares of US Unwired common stock. In addition, 6.9 million shares of US Unwired common stock were reserved for issuance upon exercise of IWO options, IWO Founders and Management Warrants and IWO High Yield Warrants were based upon the same conversion ratio.

Stock options and warrants outstanding were as follows:

                                        Outstanding Options           Warrants
                                                        (In thousands)
                                                     Weighted               Weighted
                                                      Average               Average
                                       Number of     Exercise   Number of   Exercise
                                         Shares       Price      Shares       Price
                                       ----------    --------   ---------   --------
Balance, January 1, 2000                    3,707    $      5       1,200   $      6
  Granted                                     617           6          75          6
  Forfeited                                  (300)          6        (149)         6
  Exercised                                   (99)          3          --         --
                                       ----------    --------   ---------   --------
Balance, December 31, 2000                  3,925           5       1,126          6
  Granted                                     840           7       2,000          7
  Forfeited                                  (397)          6        (149)         6
  Exercised                                  (259)          2          --         --
                                       ----------    --------   ---------   --------
Balance, December 31, 2001                  4,109           6       2,977          6
  Conversion to US Unwired options         (4,109)          6      (2,977)         6
Balance, December 31, 2002                     --    $     --          --   $     --
                                       ==========               =========

                       IWO HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --- (Continued)
                                DECEMBER 31, 2002

There were no options granted under the plans during the nine months ended December 31, 2002 or during the three months ended March 31, 2002. The weighted average fair value of options granted under the plans during the years ended December 31, 2001 and 2000 was $1.39 and $1.56, respectively. The assumptions used for the minimum value calculation are as follows:

                                                      For the Period    For the Period
                                                       From April 1,   From January 1,
                                                        2002 through     2002  through
                                                        December 31,         March 31,    Year ended December 31,
                                                      -----------------------------------------------------------
                                                                2002              2002         2001          2000
                                                      -----------------------------------------------------------
  Risk-free interest rate                                        --%             2.81%        4.52%         6.53%
  Expected dividend yield                                        --                --            0             0
  Expected volatility                                            --%               --%           0%            0%
  Weighted average expected life (in years)                      --                 5            5             5

12.  Related Party Transactions

On December 20, 1999, the Company and an affiliate of a stockholder entered into a five-year advisory agreement whereby the Company will receive consulting services from the affiliate for a $5,000,000 fee. The $5,000,000 fee, which was prepaid on December 20, 1999 was included in prepaid expenses and was being amortized over the term of the agreement. On March 31, 2002 in connection with the acquisition by US Unwired, Inc., the remaining balance of $2.8 million was written-off as an operating expense.

On December 12, 2001, the Company entered into a financial advisory agreement with certain investment banking firms (of which certain principals are stockholders of the Company) for a period of three months whereby such firms would advise the Company with respect to the sale, recapitalization, merger, consolidation or other business combination of the Company. The fee for the successful completion of these services is 1.125% of the Enterprise Value of the Company as defined in the agreement. The Company incurred expenses under this agreement for the nine months ended December 31, 2002, the three months ended March 31, 2002, and the year ended December 31, 2001 amounting to $-0- million, $1.5 million, and $250,000, respectively.

In connection with the Company's senior credit facility, two participating financial institutions are also shareholders of the Company. Interest expense incurred on their portion of debt outstanding for the nine months ended December 31, 2002, the three months ended March 31, 2002, for the years ended December 31, 2001 and 2000, amounted to $1.4 million, $0.4 million, $1.5 million and $0.6 million, respectively.

The Company utilizes the services of a law firm in which a partner of the law firm is a stockholder of IWO. On December 20, 1999, the Company entered into a three-year professional services agreement with its outside General Counsel/stockholder, whereby the General Counsel/stockholder will provide legal services annually up to $400,000 and participate in the Company's stock option program. On September 17, 2000 the Company terminated the professional services agreement and replaced it with a one-year consulting agreement that provides for monthly payments of $10,000 and a bonus up to $250,000. Legal fees incurred under the professional services agreement/consulting agreement for the nine months ended December 31, 2002, the three months ended March 31, 2002, and for the years ended December 31, 2001 and 2000 were approximately $-0- million, $0.2 million, $0.9 million and $1.2 million, respectively.

                       IWO HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --- (Continued)
                                DECEMBER 31, 2002

The Company has entered into a management service agreement with its parent US Unwired, Inc. effective April 1, 2002. The Company incurred expenses under this agreement of $5.3 million for the nine-month period ended December 31, 2002.

The Company utilized two firms during the year ended December 31, 2000 for marketing, information technology, and general management consulting, which are affiliated with its Chairman of the Board. Fees incurred amounted to $0.2 million.

13.  Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, subscriber receivables, accrued interest and other receivables, and accounts payable and accrued expenses approximate fair value because of the short-term nature of these items. The estimated fair value of the Company's senior notes at December 31, 2002 and 2001 was $25.5 million and $172.8 million, compared to its carrying value of $137.0 million and $152.4 million. The fair value of these senior subordinated discount notes is based on the most recently available trading prices. The carrying amount of substantially all of the remainder of the Company's long-term debt approximates fair value due to the borrowings variable interest rates.

Fair value estimates are subject to inherent limitations. Estimates of fair value are made at a specific point in time, based on relevant market information and information about the financial instrument. The estimated fair values of financial instruments presented above are not necessarily indicative of amounts the Company might realize in actual market transactions. Estimates of fair value are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

14.  Selected Quarterly Financial Data (Unaudited)

                                    First Quarter    Second Quarter     Third Quarter   Fourth Quarter
                                    ---------------------------------------------------------------------
    2002                                                       (In thousands)
      Revenues                      $       35,536   $         39,576   $      42,668   $        42,652
      Operating loss                       (20,188)           (17,278)        (19,492)         (418,576)
      Net loss                             (26,836)           (25,739)        (28,381)         (427,377)

                                    First Quarter    Second Quarter     Third Quarter   Fourth Quarter
                                    ---------------------------------------------------------------------
    2001                                                       (In thousands)
      Revenues                      $       20,347   $         24,866   $      32,532   $        33,579
      Operating loss                       (10,084)           (11,154)        (12,264)          (21,463)
      Net loss                             (14,719)           (16,708)        (18,086)          (27,428)

15.  Condensed Consolidating Financial Information

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

The information which follows presents the condensed consolidating balance sheet as of December 31, 2002 and December 31, 2001 and the condensed consolidating results of operations and cash flows for the three month period ended March 31, 2002, the nine-month period ended December 31, 2002 and the years ended December 31, 2001and 2000 of (a) the Parent Company, IWO Holdings, Inc., (b) the "Guarantor", Independent Wireless One Corporation, and (c) the "Non-Guarantor", Independent Wireless One Leased Realty Corporation, and includes consolidating entries and the Company on a consolidated basis.

                       IWO HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --- (Continued)
                                DECEMBER 31, 2002

Condensed Consolidating Balance Sheet

                                                                            December 31, 2002
                                                                            ------------------
                                                                                 Independent
                                                    IWO      Independent         Wireless One
                                                 Holdings,      Wireless        Leased Realty
                                                   Inc.         One Corp.            Corp.        Consolidating
                                                 (Parent)      (Guarantor)      (Non-guarantor)      Entries         Consolidated
                                                ----------    --------------    --------------    --------------    --------------
                                                                             (In thousands)
ASSETS:
Current Assets
  Cash and cash equivalents                     $       --    $       35,008    $           --    $           --    $       35,008
  Investment securities at amortized cost -
    held to maturity                                    --                --                --                --                --
  Restricted cash and US Treasury securities
    at amortized cost - held to maturity            33,218                --                --                --            33,218
  Subscriber receivables, net                           --            11,843                --                --            11,843
  Intercompany receivable (payable)                160,000          (156,716)           (2,964)               --               320
  Inventory                                             --             2,579                --                --             2,579
  Prepaid expenses and other assets                     --             3,312             2,964                --             6,276
                                                ----------    --------------    --------------    --------------    --------------
  Total current assets                             193,218          (103,974)               --                --            89,244
Restricted cash                                         --             8,000                --                --             8,000
Investment in subsidiary                           (80,975)               --                --            80,975                --
Property and equipment, net                             --           189,878                --                --           189,878
Goodwill and other intangible assets, net               --            55,517                --                --            55,517
Note receivable                                         --               174                --                --               174
Other assets                                            --            17,612                --                --            17,612
                                                ----------    --------------    --------------    --------------    --------------
Total assets                                    $  112,243    $      167,207    $           --    $       80,975    $      360,425
                                                ==========    ==============    ==============    ==============    ==============

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities:
  Accounts payable                              $       --    $       14,994    $           --    $           --    $       14,994
  Accrued expenses                                  10,267            19,053                --                --            29,320
                                                ----------    --------------    --------------    --------------    --------------
  Total current liabilities                         10,267            34,047                --                --            44,314
Long-term debt                                     137,023           213,184                --                --           350,207
Other                                                   --               951                --                --               951
Stockholders' (deficit):
  Common stock                                           1                --                --                --                 1
  Additional paid-in capital                       446,449           383,444                --          (383,444)          446,449
  Retained deficit                                (481,497)         (464,419)               --           464,419          (481,497)
                                                ----------    --------------    --------------    --------------    --------------
Total stockholders' (deficit)                      (35,047)          (80,975)               --            80,975           (35,047)
                                                ----------    --------------    --------------    --------------    --------------
Total liabilities and stockholders' (deficit)   $  112,243    $      167,207    $           --    $       80,975    $      360,425
                                                ==========    ==============    ==============    ==============    ==============

                       IWO HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                DECEMBER 31, 2002

Condensed Consolidating Balance Sheet

                                                                            December 31, 2001
                                                                            -----------------
                                                                                 Independent
                                                    IWO        Independent       Wireless One
                                                 Holdings,      Wireless        Leased Realty
                                                   Inc.         One Corp.           Corp.         Consolidating
                                                 (Parent)       (Guarantor)     (Non-guarantor)      Entries        Consolidated
                                                ----------    --------------    --------------    --------------    --------------
                                                                             (In thousands)
ASSETS:
Current Assets
  Cash and cash equivalents                     $       --    $        3,394    $           --    $           --    $       3,394
  Investment securities at amortized cost -
   held to maturity                                     --            56,519                --                --           56,519
  Restricted cash and US Treasury securities
   at amortized cost - held to maturity             33,858                --                --                --           33,858
  Subscriber receivables, net                           --            10,001                --                --           10,001
  Intercompany receivable                          156,464            55,979                24          (212,467)              --
  Inventory                                             --             4,375                --                --            4,375
  Prepaid expenses and other assets                     --             5,128             1,662                --            6,790
                                                ----------    --------------    --------------    --------------    --------------
  Total current assets                             190,322           135,396             1,686          (212,467)         114,937
Restricted cash and US Treasury securities at
 amortized cost--held to maturity                   19,861             8,000                --                --           27,861
Investment in subsidiary                            74,492                --                --           (74,492)              --
Property and equipment, net                             --           176,226                --                --          176,226
Goodwill and other intangible assets, net               --            52,702                --                --           52,702
Note receivable                                         --                --                --                --               --
Other assets                                            --            24,040                --                --           24,040
Investment securities at amortized cost--held
 to maturity                                            --            17,161                --                --           17,161
                                                ----------    --------------    --------------    --------------    --------------
Total assets                                    $  284,675    $      413,525    $        1,686    $     (286,959)   $     412,927
                                                ==========    ==============    ==============    ==============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Accounts payable                              $       --    $       16,264    $           --    $           --    $      16,264
  Intercompany payable                              54,317           156,488             1,662          (212,467)              --
  Accrued expenses                                  10,267            33,172                24                --           43,463
                                                ----------    --------------    --------------    --------------    --------------
  Total current liabilities                         64,584           205,924             1,686          (212,467)          59,727
Long-term debt                                     152,407           145,000                --                --          297,407
Stockholders' equity:
  Common stock                                         377             2,750                --            (2,750)             377
  Treasury stock at cost                              (598)               --                --                --             (598)
  Promissory note receivable                                            (194)                                                (194)
  Additional paid-in capital                       196,002           173,303                --          (185,000)         184,305
  Retained deficit                                (128,097)         (113,258)               --           113,258         (128,097)
                                                ----------    --------------    --------------    --------------    --------------
Total stockholders' equity                          67,684            62,795                --           (74,492)          55,793
                                                ----------    --------------    --------------    --------------    --------------

Total liabilities and stockholders'  equity     $  284,675    $      413,719    $        1,686    $     (286,959)   $     412,927
                                                ==========    ==============    ==============    ==============    ==============

                       IWO HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                DECEMBER 31, 2002

Condensed Consolidating Statement of Operations

                                                           Nine Months ended December 31, 2002
                                                           -----------------------------------
                                                                           Independent
                                                         Independent        Wireless
                                           IWO           Wireless One       One Leased
                                         Holdings,       Corporation        Realty
                                            Inc.         Corporation           (Non        Consolidating
                                         (Parent)          Guarantor)     (Guarantor)         Entries        Consolidated
                                      --------------    --------------    --------------   --------------    --------------
Revenues                              $           --    $      124,896    $       10,370   $      (10,370)   $      124,896
Operating expenses                                --           580,242            10,370          (10,370)          580,242
                                      --------------    --------------    --------------   --------------    --------------
Operating (loss) income                           --          (455,346)               --               --          (455,346)
Other income (expense), net                  (17,078)           (9,073)               --               --           (26,151)
Equity in income (losses) of
 unconsolidated affiliates                  (464,419)               --                --          464,419                --
                                      --------------    --------------    --------------   --------------    --------------
Net (loss) income                     $     (481,497)   $     (464,419)   $           --   $      464,419    $     (481,497)
                                      ==============    ==============    ==============   ==============    ==============

Condensed Consolidating Statement of Operations

                                                            Three Months ended March 31, 2002
                                                            ---------------------------------
                                                                           Independent
                                                         Independent        Wireless
                                           IWO           Wireless One       One Leased
                                         Holdings,       Corporation        Realty
                                            Inc.         Corporation           (Non        Consolidating
                                         (Parent)          Guarantor)     (Guarantor)         Entries        Consolidated
                                      --------------    --------------    --------------   --------------    --------------
Revenues                              $           --    $       33,536    $        3,092   $       (3,092)   $       35,536
Operating expenses                                --            55,724             3,092           (3,092)           55,724
                                      --------------    --------------    --------------   --------------    --------------
Operating (loss)                                  --           (20,188)               --               --           (20,188)
Other income (expense), net                   (4,613)           (2,035)               --               --            (6,648)
                                      --------------    --------------    --------------   --------------    --------------
Equity in income (losses) of
 wholly-owned subsidiaries                   (22,223)               --                --           22,223                --
Net (loss)                            $      (26,836)   $      (22,223)   $           --   $       22,223    $      (26,836)
                                      ==============    ==============    ==============   ==============    ==============

Condensed Consolidating Statement of Operations

                                                               Year ended December 31, 2001
                                                               ----------------------------
                                                                           Independent
                                                         Independent        Wireless
                                           IWO           Wireless One       One Leased
                                         Holdings,       Corporation        Realty
                                            Inc.         Corporation           (Non        Consolidating
                                         (Parent)          Guarantor)     (Guarantor)         Entries        Consolidated
                                      --------------    --------------    --------------   --------------    --------------
Revenues                              $           --    $      111,324    $        8,611   $       (8,611)   $      111,324
Operating expenses                                --           166,289             8,611           (8,611)          166,289
                                      --------------    --------------    --------------   --------------    --------------
Operating (loss)                                  --           (54,965)               --               --           (54,965)
Other income (expense), net                  (14,839)           (7,137)               --               --           (21,976)
                                      --------------    --------------    --------------   --------------    --------------
Equity in income (losses) of
  wholly-owned subsidiaries                  (62,102)               --                --           62,102                --
                                      --------------    --------------    --------------   --------------    --------------
Net (loss)                            $     (76,.941)   $      (62,102)   $           --   $       62,102    $      (76,941)
                                      ==============    ==============    ==============   ==============    ==============

                       IWO HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                DECEMBER 31, 2002

Condensed Consolidating Statement of Operations

                                                               Year ended December 31, 2000
                                                               ----------------------------
                                                                           Independent
                                                         Independent        Wireless
                                           IWO           Wireless One       One Leased
                                         Holdings,       Corporation        Realty
                                            Inc.         Corporation           (Non        Consolidating
                                         (Parent)          Guarantor)     (Guarantor)         Entries        Consolidated
                                      --------------    --------------    --------------   --------------    --------------
Revenues                              $           --    $       59,313    $        3,115   $       (3,115)   $       59,313
Operating expenses                                --           101,361             3,115           (3,115)          101,361
                                      --------------    --------------    --------------   --------------    --------------

Operating (loss)                                  --           (42,048)               --               --           (42,048)
Other income (expense), net                       --            (8,032)               --               --            (8,032)
                                      --------------    --------------    --------------   --------------    --------------
Equity in income (losses) of
  wholly-owned subsidiaries                  (50,080)               --                --           50,080                --
                                      --------------    --------------    --------------   --------------    --------------
Net (loss) income                     $      (50,080)   $      (50,080)   $           --   $       50,080    $      (50,080)
                                      ==============    ==============    ==============   ==============    ==============

Condensed Consolidating Statement of Cash Flows

                                                                April 1, 2002 through December 31, 2002
                                                                ---------------------------------------
                                                                                   Independent
                                                                 Independent        Wireless
                                                    IWO           Wireless One       One Leased
                                                  Holdings,       Corporation        Realty
                                                     Inc.         Corporation          (Non         Consolidating
                                                   (Parent)       Guarantor)       (Guarantor)         Entries        Consolidated
                                                 -----------    --------------    --------------    --------------   ---------------
                                                                                       (In thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating
 activities                                      $   (10,449)   $      (22,251)   $           --    $           --   $      (32,700)
Cash flows from investing activities:
 Release of restricted cash and U.S. Treasury
  securities                                          10,449                --                --                --           10,449
 Payments for the purchase of equipment                   --           (53,820)               --                --          (53,820)
 Acquisition costs                                        --              (191)               --                --             (191)
 Maturities and sales of marketable securities            --            66,967                --                --           66,967
                                                 -----------    --------------    --------------    --------------   ---------------
Net cash provided by (used in) investing
  activities                                          10,449            12,956                --                --           23,405

Cash flows from financing activities:
 Proceeds from long-term debt                             --            43,184                --                --           43,184
 Other financing activities                               --                20                --                --               20
                                                 -----------    --------------                                       ---------------
Net cash provided by (used in) financing
 activities                                               --            43,204                --                --           43,204
                                                 -----------    --------------    --------------    --------------   ---------------

Net increase in cash and cash equivalents                 --            33,909                --                --           33,909
Cash and cash equivalents at beginning of period          --             1,099                --                --            1,099
                                                 -----------    --------------    --------------    --------------   ---------------
Cash and cash equivalents at end of period       $        --    $       35,008    $           --    $           --   $       35,008
                                                 ===========    ==============    ==============    ==============   ===============

                       IWO HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                DECEMBER 31, 2002

Condensed Consolidating Statement of Cash Flows

                                                                January 1, 2002 through March 31, 2002
                                                                --------------------------------------
                                                                                   Independent
                                                                 Independent        Wireless
                                                    IWO           Wireless One       One Leased
                                                  Holdings,       Corporation        Realty
                                                     Inc.         Corporation          (Non         Consolidating
                                                   (Parent)       Guarantor)       (Guarantor)         Entries        Consolidated
                                                 -----------    --------------    --------------    --------------   ---------------
                                                                           (In thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating
 activities                                      $   (10,717)   $       (4,151)   $           --    $           --   $      (14,868)
Cash flows from investing activities:
 Release of restricted cash and U.S. Treasury
  securities                                          10,717                --                --                --           10,717
 Payments for the purchase of equipment                   --           (29,144)               --                --          (29,144)
 Maturities of marketable securities                      --             6,000                --                --            6,000
                                                 -----------    --------------    --------------    --------------   ---------------
Net cash provided by (used in) investing
 activities                                           10,717           (23,144)               --                --          (12,427)

Cash flows from financing activities:
 Proceeds from long-term debt                             --            40,000                --                --           40,000
 Principal payments of long-term debt                     --           (15,000)               --                --          (15,000)
                                                 -----------    --------------    --------------    --------------   ---------------
Net cash provided by (used in) financing
 activities                                               --            25,000                --                --           25,000
                                                 -----------    --------------    --------------    --------------   ---------------
Net decrease in cash and cash equivalents                 --            (2,295)               --                --           (2,295)
Cash and cash equivalents at beginning of period          --             3,394                --                --            3,394
                                                 -----------    --------------    --------------    --------------   ---------------
Cash and cash equivalents at end of period       $        --    $        1,099    $           --   $            --   $        1,099
                                                 ===========    ==============    ==============    ==============   ===============

Condensed Consolidating Statement of Cash Flows

                                                                        Year ended December 31, 2001
                                                                        ----------------------------
                                                                                   Independent
                                                                 Independent        Wireless
                                                    IWO           Wireless One       One Leased
                                                  Holdings,       Corporation        Realty
                                                     Inc.         Corporation          (Non         Consolidating
                                                   (Parent)       Guarantor)       (Guarantor)         Entries        Consolidated
                                                 -----------    --------------    --------------    --------------   ---------------
                                                                           (In thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating
 activities                                      $  (106,334)   $       61,694    $           --    $           --   $      (44,640)
Cash flows from investing activities:
 (Purchase) release of restricted cash and U.S.
   Treasury securities                               (53,719)               --                --                --          (53,719)
 Payments for the purchase of equipment                   --           (77,793)               --                --          (77,793)
 Maturities of marketable securities                      --            30,684                --                --           30,684
 Purchase of marketable securities                        --          (105,328)               --                --         (105,328)
                                                 -----------    --------------    --------------    --------------   ---------------
Net cash provided by (used in) investing
 activities                                          (53,719)         (152,437)               --                --         (206,156)

Cash flows from financing activities:
 Proceeds from long-term debt                        160,000            65,000                --                --          225,000
 Debt issuance costs                                      --            (7,725)               --                --           (7,725)
 Other financing activities                               53               549                --                --              602
                                                 -----------    --------------    --------------    --------------   ---------------
Net cash provided by (used in) financing
 activities                                          160,053            57,824                --                --          217,877
                                                 -----------    --------------    --------------    --------------   ---------------
Net decrease in cash and cash equivalents                 --           (32,919)               --                --          (32,919)
Cash and cash equivalents at beginning of period          --            36,313                --                --           36,313
                                                 -----------    --------------    --------------    --------------   ---------------
Cash and cash equivalents at end of period       $        --    $        3,394    $           --   $            --   $        3,394
                                                 ===========    ==============    ==============    ==============   ===============

                       IWO HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                DECEMBER 31, 2002

Condensed Consolidating Statement of Cash Flows

                                                                        Year ended December 31, 2000
                                                                        ----------------------------
                                                                                   Independent
                                                                 Independent        Wireless
                                                    IWO           Wireless One       One Leased
                                                  Holdings,       Corporation        Realty
                                                     Inc.         Corporation          (Non         Consolidating
                                                   (Parent)       Guarantor)       (Guarantor)         Entries        Consolidated
                                                 -----------    --------------    --------------    --------------   ---------------
                                                                           (In thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating
 activities                                      $   (49,564)   $       29,610    $           --    $           --   $      (19,954)
Cash flows from investing activities:
 Restricted cash                                          --            (8,000)               --                --           (8,000)
 Payments for the purchase of equipment                   --           (47,675)               --                --          (47,675)
 Purchase of Sprint assets                                --          (116,405)               --                --         (116,405)
 Other                                                    --              (740)               --                --             (740)
                                                 -----------    --------------    --------------    --------------   ---------------
Net cash provided by (used in) investing
  activities                                              --          (172,820)               --                --         (172,820)

Cash flows from financing activities:
 Proceeds from equity investors                       49,544                --                --                --           49,544
 Proceeds from long-term debt                             --            85,000                --                --           85,000
 Payment of long-term debt                                --            (5,000)               --                --           (5,000)
 Debt issuance costs                                      --            (2,920)               --                --           (2,920)
 Other financing activities                               20            (2,309)               --                --           (2,289)
                                                 -----------    --------------    --------------    --------------   ---------------
Net cash provided by (used in) financing
 activities                                           49,564            74,771                --                --          124,335
                                                 -----------    --------------    --------------    --------------   ---------------
Net decrease in cash and cash equivalents                 --           (68,439)               --                --          (68,439)
Cash and cash equivalents at beginning of period          --           104,752                --                --          104,752
                                                 -----------    --------------    --------------    --------------   ---------------
Cash and cash equivalents at end of period       $        --    $       36,313    $           --   $            --   $       36,313
                                                 ===========    ==============    ==============    ==============   ===============

                       IWO HOLDINGS INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                For the Period    For the Period
                                                    From              From
                                                April 1, 2002       January 1,
                                                   through         2002 through
                                                 December 31,       March 31,       Years Ended December 31,
                                                ------------------------------------------------------------
                                                      2002             2002             2001         2000
                                                ------------------------------------------------------------
Income tax valuation allowance
  Balance at beginning of period/year           $       55,879    $       49,179    $   23,181    $    5,574
  Additions                                            116,713             6,700        25,998        17,607
  Reductions                                           (55,879)               --            --            --
                                                ------------------------------------------------------------
  Balance at end of period/year                 $      116,713    $       55,879    $   49,179    $   23,181
                                                ============================================================
Allowance for doubtful accounts
  Balance at beginning of period/year           $          737    $          615    $      312    $       --
  Additions                                              4,531             2,007         3,125         1,308
  Reductions                                            (2,865)           (1,885)       (2,822)         (996)
                                                ------------------------------------------------------------
  Balance at end of period/year                 $        2,403    $          737    $      615    $      312
                                                ============================================================
Reserve for inventory obsolescence
  Balance at beginning of period/year           $           --    $           --    $       --    $       --
  Additions                                                 19                --            --            --
  Reductions                                                --                --            --            --
                                                ------------------------------------------------------------
  Balance at end of period/year                 $           19    $           --    $       --    $       --
                                                ============================================================