Form 10-Q
period 2003-03-31
IWO HOLDINGS INC
filed 2003-05-15
CIK 1116181

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003 OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM           TO
                                                         ---------    ---------.

                        Commission file number ...333-39746

                               IWO HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                             14-1818487
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

        901 Lakeshore Drive
           Lake Charles, LA                                         70601
 (Address of principal executive offices)                         (Zip code)

                                 (337) 436-9000
              (Registrant's telephone number, including area code)

   --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

                                                                            Page
                                                                            ----

Part I -  Financial Information

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets...........................    3
          Condensed Consolidated Statements of Operations.................    4
          Condensed Consolidated Statements of Cash Flows.................    5
          Notes to Condensed Consolidated Financial Statements............    6

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.....................................    15

Part II - Other Information

Item 4.   Controls and Procedures.........................................    21

Item 5.   Other Information...............................................    21

Item 6.   Exhibits and Reports on Form 8-K................................    22

Signatures................................................................    22

Certification by Chief Executive Officer..................................    23

Certification by Chief Financial Officer..................................    24

Part I Financial Information

Item 1. Financial Statements

IWO HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                                                      March 31,    December 31,
                                                                                         2003          2002
                                                                                     -----------   ------------
                                                                                     (Unaudited)     (Note 1)
                                     Assets
Current assets:
   Cash and cash equivalents                                                          $  26,072     $  35,008
   Restricted cash and US Treasury securities at amortized cost - held to maturity       30,182        33,218
   Subscriber receivables, net                                                           10,372        11,843
   Inventory                                                                              3,675         2,579
   Prepaid expenses and other assets                                                      6,221         6,276
   Receivables from related parties                                                          25           320
                                                                                      ---------     ---------
      Total current assets                                                               76,547        89,244

Property and equipment, net                                                             177,777       189,878
Restricted cash                                                                              --         8,000
Intangible assets, net                                                                   48,048        55,517
Note receivable                                                                             160           174
Other assets                                                                             16,869        17,612
                                                                                      ---------     ---------
      Total assets                                                                    $ 319,401     $ 360,425
                                                                                      =========     =========

                      Liabilities and Stockholder's deficit
Current liabilities:
   Accounts payable                                                                   $  10,883     $  14,994
   Accrued expenses                                                                      29,352        29,320
   Current maturities of long-term obligations in default                               350,564            --
                                                                                      ---------     ---------
   Total current liabilities                                                            390,799        44,314

Long term obligations in default                                                             --       350,207
Other                                                                                       776           951

Stockholder's deficit:
   Common stock                                                                               1             1
   Additional paid in capital                                                           446,449       446,449
   Retained deficit                                                                    (518,624)     (481,497)
                                                                                      ---------     ---------
   Total stockholder's deficit                                                          (72,174)      (35,047)
                                                                                      ---------     ---------
Total liabilities and stockholder's deficit                                           $ 319,401     $ 360,425
                                                                                      =========     =========

     See accompanying notes to condensed consolidated financial statements.

IWO HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(Unaudited)

                                                            For the Three Months
                                                              Ended March 31,
                                                            --------------------
                                                              2003       2002
                                                            --------   --------
Revenues:
   Subscriber                                               $ 30,073   $ 25,965
   Roaming                                                     7,081      7,014
   Merchandise sales                                           1,751      2,554
   Other revenue                                                 115          3
                                                            --------   --------

   Total revenue                                              39,020     35,536
Expense:
   Cost of service                                            17,478     17,530
   Merchandise cost of sales                                   2,511      4,577
   General and administrative                                 12,978     19,382
   Sales and marketing                                         8,532      8,519
   Depreciation and amortization                              13,374      5,714
   Asset abandonment charge                                   12,403         --
                                                            --------   --------
Total operating expense                                       67,276     55,722
                                                            --------   --------
Operating loss                                               (28,256)   (20,186)
Other expense:
   Interest expense, net                                      (8,871)    (6,650)
                                                            --------   --------
Net loss                                                    $(37,127)  $(26,836)
                                                            ========   ========

     See accompanying notes to condensed consolidated financial statements.

IWO HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

                                                        For the Three Months Ended
                                                                March 31,
                                                        --------------------------
                                                             2003       2002
                                                           --------   --------
Cash flows from operating activities
Net cash used in operating activities                      $(15,392)  $(14,868)

Cash flows from investing activities

Purchases of property and equipment                          (4,579)   (29,144)
Proceeds on maturities of marketable securities                  --      6,000
Release of restricted cash and US Treasury securities        11,035     10,717
Purchase of marketable securities                                --         --
                                                           --------   --------

Net cash provided (used in) by investing activities           6,456    (12,427)

Cash flows from financing activities

Proceeds from long-term debt                                     --     40,000
Principal payments of long-term debt                             --    (15,000)
Other financing activities                                       --         --
                                                           --------   --------

Net cash provided by financing activities                        --     25,000
                                                           --------   --------

Net change in cash and cash equivalents                      (8,936)    (2,295)

Cash and cash equivalents at beginning of period             35,008      3,394
                                                           --------   --------

Cash and cash equivalents at end of period                 $ 26,072   $  1,099
                                                           ========   ========

     See accompanying notes to condensed consolidated financial statements.

IWO HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003
(Unaudited)

1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

     The condensed consolidated balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The condensed consolidated financial statements contained herein should be read in conjunction with the financial statements and notes included in the Form 10-K for IWO Holdings, Inc. for the year ended December 31, 2002, filed on March 31, 2003 with the Securities and Exchange Commission.

2.   Description of the Organization

     IWO Holdings, Inc. ("the Company" or "IWO") is a wholly owned subsidiary of US Unwired Inc. ("US Unwired") and is principally engaged in the ownership and operation of wireless personal communications systems ("PCS") in the northeastern region of the United States.

     Certain reclassifications have been made to the financial statements for periods prior to the April 1, 2002 acquisition by US Unwired in order to conform the presentation to the three-month period ended March 31, 2003.

3.   Liquidity

     The Company has been unable to develop a business plan that provides sufficient liquidity in 2003, and has engaged in discussions with the holders of its senior bank credit facility and the holders of the its senior notes regarding the restructuring of the Company.

     As of March 31, 2003, the Company had $26.1 million in cash and cash equivalents and $30.2 million in restricted cash; availability in revolving loans under its senior bank credit facility of $25.2 million; and, indebtedness that consisted of $213.2 million related to its senior bank credit facility and $137.4 million related to its senior notes for a total of $350.6 million. A portion of the original proceeds of the senior notes offering was set aside as restricted cash to make the first six scheduled interest payments on the senior notes through January 2004. Repayment of the senior bank credit facility commences in March 2004.

     The Company was not in compliance with its restrictive covenants under its senior bank credit facility at March 31, 2003, and as a result of these covenant violations, the Company was in default of its senior bank credit facility. The holders of the senior bank credit facility have the right to deny the Company access to the remaining $25.2 million of availability as a result of these covenant violations. Without the remaining $25.2 million, the Company will not have sufficient liquidity through 2003. The Company is in discussions with its banking group and note holders to arrive at an acceptable restructuring to preserve its liquidity. The

     Company, holders of the senior bank credit facility and holders of the senior notes have all retained advisors to assist in evaluating alternatives for the Company.

     A default under the Company's senior bank credit facility does not result in the Company being in default under its senior notes. Should the holders of the senior bank credit facility accelerate repayment, that acceleration will serve to trigger a default in the senior notes. Should this occur, both the holders of the senior bank credit facility and the holders of the senior notes may demand immediate payment of all outstanding indebtedness. If the indebtedness is accelerated, the Company does not have sufficient cash to repay its indebtedness. As a result, the Company would be forced to seek protection under bankruptcy.

     As a result of liquidity challenges, the Company has made the decision to reduce capital expenditures for network expansion. With the assistance of its advisors, the Company determined that it does not have sufficient liquidity, at this time, to complete all cell sites under construction as of March 31, 2003. As a result, the Company has elected to abandon construction of cell sites that do not provide a sufficient level of enhanced coverage. The Company recorded an asset abandonment charge of $12.4 million during the three-month period ended March 31, 2003 for the cell sites and the related property leases of these abandoned cell sites. Included in this asset abandonment charge are cell sites that the Company is required to construct to meet the build out requirements under its Sprint management agreement. Failure to complete the build out of its service area will place the Company in violation of its Sprint management agreement. As a result, Sprint PCS could declare the Company in default and take action up to and including termination of its Sprint management agreement. At March 31, 2003, construction in progress included $13.6 million primarily related to cell sites that the Company plans to complete and management estimates that completion of these cell sites will require approximately $10.9 million in additional construction costs to complete construction and to place these sites in operation. The Company anticipates that only a portion of these sites will be completed in 2003.

     Due to restrictions in the US Unwired debt instruments, US Unwired cannot provide any capital or other financial support to the Company. Further, the Company's creditors, lenders and note holders cannot place any liens or encumbrances on the assets of US Unwired. Should the holders of the senior bank credit facility place the Company in default, US Unwired's relationship with the Company may change and several alternatives exist ranging from US Unwired working for the holders of the senior bank credit facility and the holders of the senior notes as a manager of the Company's territory, subject to the approval by Sprint PCS, to no involvement with the Company at all.

     Considering the covenant violations and the actions that may result from such covenant violations and the operating losses incurred to date, there is substantial doubt about the Company's ability to continue as a going concern.

     The Company's Business Strategy

     The Company has already identified and undertaken several initiatives for 2003. The Company has:

          . reinstated the deposit requirement for higher credit risk subscribers and will request not to participate in any Sprint PCS programs where the Company's analysis indicates adversely impacted levels of customer turnover or unsatisfactory economic returns.
          . restructured sales employees' programs to pay higher commissions on subscribers with better credit ratings.
          . revised the local agent commission structure. The Company no longer offers handset discounts to its local agents and instead pays higher commissions for subscribers with good credit ratings. The Company has cancelled and continues to cancel agreements with local agents that continue to target higher risk subscribers or provide low economic value.
          . introduced a pre-pay program that requires advance payment for minutes of use. The Company believes that this program offers higher credit risk subscribers a less stressful environment in which to subscribe to the Company's service. The Company believes that there is a lower susceptibility for this credit class of subscribers to churn than with a post-pay program, and this service allows these subscribers to better manage their expenditures for the service provided.
          . supplemented Sprint PCS's customer service function with its own staff that focuses on subscriber retention.

          . limited its capital expenditures to: (1) capacity and required technical upgrades of existing equipment, and (2) only adding additional cell site coverage in areas that will produce positive cash returns as a result of either new subscriber growth or decreases in subscriber turnover.
          . continued to divest of certain non-revenue producing properties and, depending on market conditions, will divest of most of the remaining cell site towers that the Company owns.
          . undertaken a corporate wide evaluation of expenses. This includes the consolidation of functions, divesting of unused and under utilized facilities, renegotiation of vendor contracts, extension of vendor payment terms and other cost cutting measures.
          .    evaluated its markets and is reducing sales staffing levels and closing retail outlets that do not meet its minimum internal rates of returns.
          . continued to work with Sprint PCS to improve the detail, timeliness and accuracy of information processed by Sprint PCS on the Company's behalf.

     While the Company believe that these initiatives will have a positive impact on operating results, the Company cannot state with certainty that these initiatives will result in its ability to sustain operations beyond or even to the end of 2003, given the information as discussed above regarding the Company's indebtedness.

4.   Details of Certain Balance Sheet Accounts

     Major categories of property and equipment consisted of the following:

                                                       March 31,   December 31,
                                                         2003         2002
                                                      ----------   ------------
                                                          (In thousands)

     Land                                              $    168      $    168
     Buildings and leasehold improvements                 9,361         9,352
     Facilities and equipment                           170,375       164,636
     Furniture, fixtures and vehicles                     5,814         5,685
     Construction in progress                            13,625        25,697
                                                       --------      --------
                                                        199,343       205,538
     Less accumulated depreciation and amortization      21,566        15,660
                                                       --------      --------
                                                       $177,777      $189,878
                                                       ========      ========

     Intangibles consisted of the following:

                                                       March 31,   December 31,
                                                         2003         2002
                                                      ----------   ------------
                                                          (In thousands)
     Intangible assets:
        Sprint PCS management agreement                 $19,766       $19,766
        Subscriber base                                  57,500        57,500
                                                        -------       -------
                                                         77,266        77,266
        Less: accumulated amortization                   29,218        21,749
                                                        -------       -------
        Intangible assets, net                          $48,048       $55,517
                                                        =======       =======

5.   Long-Term Obligations

     Long-term obligations consisted of the following:

                                                       March 31,   December 31,
                                                         2003         2002
                                                      ----------   ------------
                                                          (In thousands)

     Senior bank credit facility, in default           $213,184      $213,184
     Senior subordinated discount notes                 137,380       137,023
                                                       --------      --------
     Long-term obligations                              350,564       350,207
     Less current maturities, in default                350,564            --
                                                       --------      --------
     Long-term obligations, excluding current
        maturities                                     $     --      $350,207
                                                       ========      ========

     The Company is an unrestricted subsidiary of US Unwired. As a result, funds available under the Company's senior bank credit facility can only be used by the Company to finance the operations of the Company and, funds available under US Unwired's senior bank credit facility can only be used by US Unwired to finance operations of US Unwired.

     As of March 31, 2003, there was $25.2 million of availability under the Company's senior bank credit facility. The Company was not in compliance with the restrictive covenants under its senior bank credit facility at March 31, 2003 and as a result of these restrictive covenant violations, was in default of its senior bank credit facility at March 31, 2003. The holders of the senior bank credit facility have the right to deny the Company access to the remaining $25.2 million of availability. As a result of the covenant violations and the impact of these covenant violations of the senior bank credit facility as discussed in Note 3, the Company has classified all outstanding indebtedness of both the senior bank credit facility and the senior notes as a current liability.

     Senior Bank Credit Facility - $240 million

     Effective December 2000, Independent Wireless One Corporation, a wholly owned subsidiary of the Company, entered into amended and restated secured bank credit facility ("senior bank credit facility") under which it may borrow up to $240 million in the aggregate consisting of up to $70 million in revolving loans and $170 million in term loans. The senior bank credit facility matures in 2008. The term loans will be repaid in quarterly installments beginning in March 2004 and the reducing revolver matures in March 2008. All loans under the senior bank credit facility bear interest at variable rates tied to the prime rate, the federal funds rate or LIBOR. The senior bank credit facility is collateralized by all of the assets of the Company and its subsidiaries. The senior bank credit facility is available only to the Company and its subsidiaries.

     Senior Notes - 14%

     In February 2001, the Company issued 160,000 units, each consisting of $1,000 principal amount of 14% Senior Notes ("senior notes") due January 15, 2011 and one warrant to purchase 12.50025 shares of the Company's class C common stock at an exercise price of $7.00 per share. As a result of US Unwired's acquisition of the Company in April 2002, this warrant was converted to a US Unwired warrant to purchase 12.96401 shares of the US Unwired's common stock at $6.75 per share. Interest is payable semi-annually on January 15 and July 15 of each year. Independent Wireless One Corporation, a wholly owned subsidiary of the Company, is the sole guarantor of the senior notes. All of the Company's restricted subsidiaries formed or acquired after the issuance of the senior notes that guarantee the Company's senior bank credit facility will also be required to guarantee the senior notes. The senior notes are not guaranteed by Independent Wireless One Realty Corporation, a wholly owned subsidiary of the Company. Effective April 1, 2002, with the acquisition by US Unwired, the Company's senior notes were revalued to a fair value of $136.0 million. The discount is being accreted over the remaining life of the notes using the effective interest method.

     A portion of the original proceeds of the senior notes were used to purchase a portfolio of U.S. government securities which will generate sufficient proceeds to make the first six scheduled interest payments on the senior notes through January 2004. The account holding the investment securities and all of the securities and other items contained in the account have been pledged to the trustee for the benefit of the holders of the senior notes.

6.   Commitments and Contingencies

     The PCS licenses that the Company operates for Sprint PCS are subject to a requirement that the Company construct network facilities that offer coverage to 25% of the population or have substantial service in each of its Basic Trading Areas ("BTAs") within five years from the grant of the licenses. As of March 31, 2003, management believes that Sprint PCS has met the requirements necessary for the licenses that the Company operates for Sprint PCS under its Sprint PCS management agreements.

     The Company uses Sprint PCS to process all PCS subscriber billings including monthly recurring charges, airtime and other charges such as interconnect fees. The Company pays various fees to Sprint PCS for new subscribers as well as recurring monthly fees for services performed for existing customers including billing and management of customer accounts. Sprint PCS's billing for these services is based upon an estimate of the actual costs incurred by Sprint PCS to provide such services. At the end of each calendar year, Sprint PCS compares its actual costs to provide such services to remittances by the Company for estimated billings and either refunds overpayments or bills for costs in excess of the payments made. Based upon information as provided by Sprint PCS, the Company believes it has adequately provided for the above-mentioned costs in the accompanying consolidated financial statements. Additionally, Sprint PCS has contracted with national retailers that sell handsets and service to new PCS subscribers in the Company's markets. Sprint PCS pays these national retailers a new subscriber commission and provides handsets to such retailers below cost. Sprint PCS passes these costs of commissions and the handset subsidies to the Company.

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

     The information which follows presents the condensed consolidating balance sheet as of March 31, 2003and December 31, 2002 and the condensed consolidating results of operations and cash flows for the three-month periods ended March 31, 2003 and 2002 of (a) the Parent Company, IWO Holdings, Inc., (b) the "Guarantor", Independent Wireless One Corporation, and (c) the "Non-Guarantor", Independent Wireless One Leased Realty Corporation, and includes consolidating entries and the Company on a consolidated basis.

Condensed Consolidating Balance Sheet

                                                                             March 31, 2003
                                                 ------------------------------------------------------------------------
                                                                             Independent
                                                    IWO      Independent    Wireless One
                                                 Holdings,     Wireless     Leased Realty
                                                   Inc.       One Corp.         Corp.        Consolidating
                                                 (Parent)    (Guarantor)   (Non-guarantor)      Entries      Consolidated
                                                 ---------   -----------   ---------------   -------------   ------------
                                                                            (In thousands)
ASSETS:
Current Assets:
   Cash and cash equivalents                     $      --    $  26,072        $    --         $      --      $  26,072
   Investment securities at amortized cost -
       held to maturity                                 --           --             --                --             --
   Restricted cash and US Treasury securities
      at amortized cost - held to maturity          22,182        8,000             --                --         30,182
   Subscriber receivables, net                          --       10,372             --                --         10,372
   Intercompany receivable (payable)               160,000     (158,038)        (1,937)               --             25
   Inventory                                            --        3,675             --                --          3,675
   Prepaid expenses and other assets                    --        4,284          1,937                --          6,221
                                                 ---------    ---------        -------         ---------      ---------
   Total current assets                            182,182     (105,635)            --                --         76,547
Restricted cash and US Treasury securities at
   amortized cost - held to maturity                    --           --             --                --             --
Investment in subsidiary                          (112,309)          --             --           112,309             --
Property and equipment, net                             --      177,777             --                --        177,777
Goodwill and other intangible assets, net               --       48,048             --                --         48,048
Note receivable                                         --          160             --                --            160
Other assets                                            --       16,869             --                --         16,869
                                                 ---------    ---------        -------         ---------      ---------
Total assets                                     $  69,873    $ 137,219        $    --         $ 112,309      $ 319,401
                                                 =========    =========        =======         =========      =========

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
   Accounts payable                              $      --    $  10,883        $    --         $      --      $  10,883
   Accrued expenses                                  4,667       24,685             --                --         29,352
   Current maturities of long-term obligations     137,380      213,184             --                --        350,564
                                                 ---------    ---------        -------         ---------      ---------
   Total current liabilities                       142,047      248,752             --                --        390,799
Long-term obligations                                   --           --             --                --             --
Other                                                   --          776             --                --            776
                                                 ---------                                     ---------
Stockholder's deficit:
   Common stock                                          1           --             --                --              1
   Additional paid-in capital                      446,449      383,444             --          (383,444)       446,449
   Retained deficit                               (518,624)    (495,753)            --           495,753       (518,624)
                                                 ---------    ---------        -------         ---------      ---------
Total stockholder's equity (deficit)               (72,174)    (112,309)            --           112,309        (72,174)
                                                 ---------    ---------        -------         ---------      ---------
Total liabilities and stockholder's equity
   (deficit)                                     $  69,873    $ 137,219        $    --         $ 112,309      $ 319,401
                                                 =========    =========        =======         =========      =========

Condensed Consolidating Balance Sheet

                                                                         December 31, 2002
                                                 ------------------------------------------------------------------------
                                                                             Independent
                                                    IWO      Independent    Wireless One
                                                 Holdings,     Wireless     Leased Realty
                                                   Inc.       One Corp.         Corp.        Consolidating
                                                 (Parent)    (Guarantor)   (Non-guarantor)      Entries      Consolidated
                                                 ---------   -----------   ---------------   -------------   ------------
                                                                            (In thousands)
ASSETS:
Current Assets:
   Cash and cash equivalents                     $      --    $  35,008        $    --         $      --      $  35,008
   Investment securities at amortized cost -
      held to maturity                                  --           --             --                --             --
   Restricted cash and US Treasury securities
      at amortized cost - held to maturity          33,218           --             --                --         33,218
   Subscriber receivables, net                          --       11,843             --                --         11,843
   Intercompany receivable (payable)               160,000     (156,716)        (2,964)               --            320
   Inventory                                            --        2,579             --                --          2,579
   Prepaid expenses and other assets                    --        3,312          2,964                --          6,276
                                                 ---------    ---------        -------         ---------      ---------
      Total current assets                         193,218     (103,974)            --                --         89,244
Restricted cash                                         --        8,000             --                --          8,000
Investment in subsidiary                           (80,975)          --             --            80,975             --
Property and equipment, net                             --      189,878             --                --        189,878
Goodwill and other intangible assets, net               --       55,517             --                --         55,517
Note receivable                                         --          174             --                --            174
Other assets                                            --       17,612             --                --         17,612
                                                 ---------    ---------        -------         ---------      ---------
Total assets                                     $ 112,243    $ 167,207        $    --         $  80,975      $ 360,425
                                                 =========    =========        =======         =========      =========

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
   Accounts payable                              $      --    $  14,994        $    --         $      --      $  14,994
   Accrued expenses                                 10,267       19,053             --                --         29,320
                                                 ---------    ---------        -------         ---------      ---------
      Total current liabilities                     10,267       34,047             --                --         44,314
Long-term debt                                     137,023      213,184             --                --        350,207
Other                                                   --          951             --                --            951
Stockholder's deficit:
   Common stock                                          1           --             --                --              1
   Additional paid-in capital                      446,449      383,444             --          (383,444)       446,449
   Retained deficit                               (481,497)    (464,419)            --           464,419       (481,497)
                                                 ---------    ---------        -------         ---------      ---------
Total Stockholder's equity (deficit)               (35,047)     (80,975)            --            80,975        (35,047)
                                                 ---------    ---------        -------         ---------      ---------

Total liabilities and stockholder's equity
   (deficit)                                     $ 112,243    $ 167,207        $    --         $  80,975      $ 360,425
                                                 =========    =========        =======         =========      =========

Condensed Consolidating Statement of Operations

                                                                   Three-month period ended March 31, 2003
                                                 ------------------------------------------------------------------------
                                                                             Independent
                                                    IWO      Independent    Wireless One
                                                 Holdings,    Wireless      Leased Realty
                                                   Inc.       One Corp.         Corp.        Consolidating
                                                 (Parent)    (Guarantor)   (Non-guarantor)      Entries      Consolidated
                                                 ---------   -----------   ---------------   -------------   ------------
                                                                             (In thousands)
Revenues                                         $     --     $ 39,020          $3,775          $(3,775)       $ 39,020
Operating expenses                                     --       67,276           3,775           (3,775)         67,276
                                                 --------     --------          ------          -------        --------

Operating loss                                         --      (28,256)             --               --         (28,256)

 Other income (expense), net                       (5,792)      (3,079)             --               --          (8,871)

 Equity in losses of wholly-owned subsidiaries    (31,335)          --              --           31,335              --
                                                 --------     --------          ------          -------        --------

Net loss                                         $(37,127)    $(31,335)         $   --          $31,335        $(37,127)
                                                 ========     ========          ======          =======        ========

Condensed Consolidating Statement of Operations

                                                                 Three-month period ended March 31, 2002
                                                 ------------------------------------------------------------------------
                                                                             Independent
                                                    IWO      Independent    Wireless One
                                                 Holdings,    Wireless      Leased Realty
                                                   Inc.       One Corp.         Corp.        Consolidating
                                                 (Parent)    (Guarantor)   (Non-guarantor)      Entries      Consolidated
                                                 ---------   -----------   ---------------   -------------   ------------
                                                                             (In thousands)
Revenues                                         $     --     $ 35,536          $3,092          $(3,092)       $ 35,536
Operating expenses                                     --       55,722           3,092           (3,092)         55,722
                                                 --------     --------          ------          -------        --------

Operating loss                                         --      (20,186)             --               --         (20,186)

Other income (expense), net                        (4,613)      (2,037)             --               --          (6,650)

Equity in losses of wholly-owned subsidiaries     (22,223)          --              --           22,223              --
                                                 --------     --------          ------          -------        --------

Net loss                                         $(26,836)    $(22,223)         $   --          $22,223        $(26,836)
                                                 ========     ========          ======          =======        ========

Condensed Consolidating Statement of Cash Flows

                                                                   Three-month period ended March 31, 2003
                                                   ------------------------------------------------------------------------
                                                                               Independent
                                                      IWO      Independent    Wireless One
                                                   Holdings,    Wireless      Leased Realty
                                                     Inc.       One Corp.         Corp.        Consolidating
                                                   (Parent)    (Guarantor)   (Non-guarantor)      Entries      Consolidated
                                                   ---------   -----------   ---------------   -------------   ------------
                                                                               (In thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating
   activities                                      $(11,035)     $(4,357)          $--              $--          $(15,392)
Cash flows from investing activities:
   Release of restricted cash and U.S. Treasury
      securities                                     11,035           --            --               --            11,035
   Payments for the purchase of equipment                --       (4,579)           --               --            (4,579)
   Maturities of marketable securities                   --           --            --               --                --
                                                   --------      -------           ---              ---          --------
Net cash provided by (used in) investing
   activities                                        11,035       (4,579)           --               --             6,456

Cash flows from financing activities:
   Proceeds from long-term debt                          --           --            --               --                --
   Proceeds from promissory notes                        --           --            --               --                --
                                                   --------      -------           ---              ---          --------
Net cash provided by (used in) financing
   activities                                            --           --            --               --                --
                                                   --------      -------           ---              ---          --------

Net increase in cash and cash equivalents                --       (8,936)           --               --            (8,936)
Cash and cash equivalents at beginning of period         --       35,008            --               --            35,008
                                                   --------      -------           ---              ---          --------
Cash and cash equivalents at end of period         $     --      $26,072           $--              $--          $ 26,072
                                                   ========      =======           ===              ===          ========

Condensed Consolidating Statement of Cash Flows

                                                                   Three-month period ended March 31, 2002
                                                   ------------------------------------------------------------------------
                                                                               Independent
                                                      IWO      Independent    Wireless One
                                                   Holdings,    Wireless      Leased Realty
                                                     Inc.       One Corp.         Corp.        Consolidating
                                                   (Parent)    (Guarantor)   (Non-guarantor)      Entries      Consolidated
                                                   ---------   -----------   ---------------   -------------   ------------
                                                                               (In thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating
   activities                                      $(10,717)    $ (4,151)          $--              $--          $(14,868)
Cash flows from investing activities:
   Release of restricted cash and U.S. Treasury
     securities                                      10,717           --            --               --            10,717
   Payments for the purchase of equipment                --      (29,144)           --               --           (29,144)
   Maturities of marketable securities                   --        6,000            --               --             6,000
                                                   --------     --------           ---              ---          --------
Net cash provided by (used in) investing
  activities                                         10,717      (23,144)           --               --           (12,427)

Cash flows from financing activities:
   Proceeds from long-term debt                          --       40,000            --               --            40,000
   Principal payments of long-term debt                  --      (15,000)           --               --           (15,000)
                                                   --------     --------           ---              ---          --------
Net cash provided by (used in) financing
   activities                                            --       25,000            --               --            25,000
                                                   --------     --------           ---              ---          --------

Net decrease in cash and cash equivalents                --       (2,295)           --               --            (2,295)
Cash and cash equivalents at beginning of period         --        3,394            --               --             3,394
                                                   --------     --------           ---              ---          --------
Cash and cash equivalents at end of period         $     --     $  1,099           $--              $--          $  1,099
                                                   ========     ========           ===              ===          ========

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

You should not rely too heavily on any forward-looking statement. We cannot assure you that our forward-looking statements will prove to be correct. We have no obligation to update or revise publicly any forward-looking statement based on new information, future events or otherwise. This discussion should be read in conjunction with our financial statements included in this report and with the financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K for IWO Holdings, Inc. for the year ended December 31, 2002, filed on March 31, 2003 with the Securities and Exchange Commission ("SEC").

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

Reliance on Sprint PCS Processing

We rely on Sprint PCS for much of our financial reporting information including: revenues; commissions paid to national retailers; fees paid for customer care and billing; roaming revenue and roaming expense on the Sprint PCS and Sprint PCS affiliate network; and the maintenance of accounts receivable, including cash collections, the write off of customer balances that are not collectible and the accuracy of our accounts receivable balance. Based upon the timing of the information received from Sprint PCS, we make certain assumptions that the information is accurate and that it is consistent with historical trends. We also rely upon the evaluation of internal controls as performed by Sprint PCS's external auditors that were performed in accordance with AICPA Statement on Auditing Standards (SAS) No. 70.

Bad Debt Expense

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of subscribers to make payments. If the financial conditions of our subscribers deteriorate, resulting in the subscribers' inability to make payments, additional allowances will be required.

We estimate our allowance by examining the components of our revenue. We establish a general reserve of all accounts receivable that are estimated to be uncollectible. In addition, we do not recognize 100% of our late fees or cancellation fees as revenue because of high uncertainty of the collectibility of these amounts. Reserves for these amounts are recorded to our allowance for doubtful accounts. Our evaluation of the adequacy of these amounts includes our own historical experience and discussions with Sprint PCS and other Sprint PCS affiliates.

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

We recognize only a portion of late fees billed to subscribers that fail to pay their bills within the required payment period, as there is no assurance that all late fees that are billed will be collected. We have very limited information at a detail level sufficient to perform our own evaluation and rely on Sprint PCS historical trending to make our estimates. If the collections on late fees are less than that recognized, additional allowances may be required.

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

Goodwill and Intangible Assets Impairment Analysis

We perform impairment tests of goodwill and indefinite lived assets as required by Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. The impairment analysis requires numerous subjective assumptions and estimates to determine fair value of the respective reporting units as required by FAS No. 142. Depending on level of sales, our liquidity and other factors, we may be required to recognize impairment charges in the future.

Overview

IWO Holdings, Inc. ("IWO" or "we" or "us" or "our") is a wholly owned subsidiary of US Unwired Inc. ("US Unwired").

Through our subsidiary, Independent Wireless One Corporation, we provide wireless personal communication services, commonly referred to as PCS, to an area containing 6.3 million residents in the northeastern United States. Our territory extends from suburban New York City (Orange and Sullivan Counties) north to the Canadian border and reaches from the eastern suburbs of Rochester to Syracuse, Ithaca, Binghamton and Elmira in central New York State (and extending into a small portion of north central Pennsylvania), east to include all of Vermont and New Hampshire (except Nashua, New Hampshire) and a portion of western Massachusetts. We are a network partner of Sprint PCS, the personal communications services group of Sprint Corporation. Sprint PCS, directly and through affiliates like us, provides wireless services in more than 4,000 cities and communities across the country. We have the exclusive right to provide digital PCS services under the Sprint(R) and Sprint PCS(R) br names in our service area.

Certain reclassifications have been made to our financial statements for periods prior to our April 1, 2002 acquisition by US Unwired in order to conform the presentation to the three-month period ended March 31, 2003.

Liquidity and Capital Resources

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

Liquidity

We have been unable to develop a business plan that provides sufficient liquidity in 2003, and we have engaged in discussions with the holders of our senior bank credit facility and the holders of our senior notes regarding the restructuring our company.

As of March 31, 2003, we had $26.1 million in cash and cash equivalents and $30.2 million in restricted cash; availability in revolving loans under our senior bank credit facility of $25.2 million; and, indebtedness that consisted of $213.2 million related to our senior bank credit facility and $137.4 million related to our senior notes for a total of $350.6 million. A portion of the original proceeds of the senior notes offering was set aside as restricted cash to make the first six scheduled interest payments on the senior notes through January 2004. Repayment of the senior bank credit facility commences in March 2004.

We were not in compliance with our restrictive covenants under our senior bank credit facility at March 31, 2003, and as a result of these covenant violations, we are in default of our senior bank credit facility. The holders of the senior bank credit facility have the right to deny us access to the remaining $25.2 million of availability as a result of these covenant violations. Without the remaining $25.2 million, we will not have sufficient liquidity through 2003. We are in discussions with our banking group and note holders to arrive at an acceptable restructuring to preserve our liquidity. We, the holders of the senior bank credit facility and the holders of the senior notes have all retained advisors to assist in evaluating alternatives.

A default under our senior bank credit facility does not result in us being in default under our senior notes. Should the holders of the senior bank credit facility accelerate repayment, that acceleration will serve to trigger a default in our senior notes. Should this occur, both the holders of the senior bank credit facility and the holders of the senior notes may demand immediate payment of all outstanding indebtedness . If the indebtedness is accelerated, we do not have sufficient cash to repay its indebtedness. As a result, we would be forced to seek protection under bankruptcy.

As a result of liquidity challenges, we made the decision to reduce capital expenditures for network expansion. With the assistance of our advisors, we determined that we do not have sufficient liquidity, at this time, to complete all cell sites under construction as of March 31, 2003. As a result, we have elected to abandon the construction of cell sites that do not provide a sufficient level of enhanced coverage. We recorded an asset abandonment charge of

$12.4 million during the three-month period ended March 31, 2003 for the cell sites and the related property leases of these abandoned cell sites. Included in this asset abandonment charge are cell sites that we are required to construct to meet the build out requirements under our Sprint management agreement. Failure to complete the build out of our service area will place us in violation of our Sprint management agreement. As a result, Sprint PCS could declare us in default and take action up to and including termination of our Sprint management agreement. At March 31, 2003, construction in progress included $13.6 million related to cell sites that we plan to complete, and we estimate that completion of these cell sites will require approximately $10.9 million in additional construction costs to complete construction and to place these sites in operation. We anticipate that only a portion of these sites will be completed in 2003.

Due to restrictions in the US Unwired debt instruments, US Unwired cannot provide any capital or other financial support to us. Further, our creditors, lenders and note holders cannot place any liens or encumbrances on the assets of US Unwired. Should the holders of the senior bank credit facility place us in default, US Unwired's relationship with us may change and several alternatives exist ranging from US Unwired working for the holders of the senior bank credit facility and the holders of the senior notes as a manager of our territory, subject to the approval by Sprint PCS, to no involvement with us at all.

Considering the covenant violations and the actions that may result from such covenant violations and the operating losses incurred to date, there is substantial doubt about our ability to continue as a going concern.

Our Business Strategy

We have already identified and undertaken several initiatives for 2003. We have:

     . reinstated the deposit requirement for higher credit risk subscribers and will request not to participate in any Sprint PCS programs where our analysis indicates adversely impacted levels of customer turnover or unsatisfactory economic returns.
     . restructured sales employees' programs to pay higher commissions on subscribers with better credit ratings.
     . revised the local agent commission structure. We no longer offer handset discounts to our local agents and instead pay higher commissions for subscribers with good credit ratings. We have cancelled and continue to cancel agreements with local agents that continue to target higher risk subscribers or provide low economic value.
     . introduced a pre-pay program that requires advance payment for minutes of use. We believe that this program offers higher credit risk subscribers a less stressful environment in which to subscribe to our service. We believe that there is a lower susceptibility for this credit class of subscribers to churn than with a post-pay program, and this service allows these subscribers to better manage their expenditures for the service provided.
     . supplemented Sprint PCS's customer service function with our own staff that focuses on subscriber retention.
     . limited our capital expenditures to: (1) capacity and required technical upgrades of existing equipment, and (2) only adding additional cell site coverage in areas that will produce positive cash returns as a result of either new subscriber growth or decreases in subscriber turnover.
     . continued to divest of certain non-revenue producing properties and, depending on market conditions, will divest of most of the remaining cell site towers that we own.
     . undertaken a corporate wide evaluation of expenses. This includes the consolidation of functions, divesting of unused and under utilized facilities, renegotiation of vendor contracts, extension of vendor payment terms and other cost cutting measures.
     . evaluated our markets to reduce sales staffing levels and will close retail outlets that do not meet our minimum internal rates of returns.
     . continued to work with Sprint PCS to improve the detail, timeliness and accuracy of information processed by Sprint PCS on our behalf.

While we believe that these initiatives will have a positive impact on operating results, we cannot state with certainty that these initiatives will result in our ability to sustain operations beyond or even to the end of 2003, given the information as discussed above regarding our indebtedness.

Cash Flows

Net cash used in operating activities during the three-month period ended March 31, 2003 was $15.4 million. Net cash provided by investing activities during the three-month period ended March 31, 2003 was $6.5 million and included $11.0 million in proceeds of restricted cash offset by $4.6 million for capital expenditures. Net cash provided by financing activities during the three-month period ended March 31, 2003 was $0.

Three Month Period Ended March31, 2003 Compared to the Three Month Period Ended 31, 2002

Subscriber Additions

As of March 31, 2003, we provided personal communication services to 205,800 customers as compared to 169,200 customers at March 31, 2002. We added customers during the three-month period ended March 31, 2003 as compared to 14,000 new customers during the three-month period ended March 31, 2002. The increase in customers are attributable to the expansion of the network within our existing markets as well as the expansion into new markets within our territory offset by decreases due to competition in the market place.

Subscriber and Roaming Revenue

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

Under our agreement with Sprint PCS, we believe that Sprint PCS can change the travel rate within certain limitations that we receive and pay for each Sprint PCS travel minute after December 31, 2002. Effective January 1, 2003, Sprint PCS reduced our reciprocal travel rate from $0.10 per minute in 2002 to $0.058 per minute in 2003. While we believe that this reduction is not in accordance with our management agreement with Sprint PCS, we are reviewing our options, but our recourses against Sprint PCS for this reduction may be limited. Currently the fees that we receive from Sprint PCS for Sprint PCS's subscribers using our network exceeds those that we pay to Sprint PCS for our subscribers using Sprint PCS's network. For the three-month period ended March 31, 2003, the change in the travel rate has resulted in approximately a $4.0 million decrease to our revenues, a $3.6 million decrease to our expenses and a $.4 decrease to our net travel position, which is the difference between travel revenue and travel expense, increased our net loss by $.4 million and decreased cash flow from operations by $.4 million.

Revenues

                                              Three-month period ended March 31,
                                              ----------------------------------
                                                       2003      2002
                                                     -------   -------
                                                       (In thousands)
Subscriber revenues                                  $30,073   $25,965
Roaming revenues                                       7,081     7,014
Merchandise sales                                      1,751     2,554
Other revenues                                           115         3
                                                     -------   -------
   Total revenues                                    $39,020   $35,536
                                                     =======   =======

Subscriber revenues

Total subscriber revenues were $30.1 million for the three-month period ended March 31, 2003 as compared to $26.0 million for the three-month period ended March 31, 2002, representing an increase of $4.1 million and was primarily the result of an increase in subscribers.

Roaming revenues

Roaming revenues were $7.1 million for the three-month period ended March 31, 2003 as compared to $7.0 million for the three-month period ended March 31, 2002, representing an increase of $0.1 million and was the result of an increase of $4.1 million related to a higher volume of PCS subscribers traveling though our service area offset by a decrease of $4.0 million related to our decrease in the roaming revenue rate as discussed in Subscriber and Roaming Revenue above.

Merchandise sales

Merchandise sales were $1.8 million for the three-month period ended March 31, 2003 as compared to $2.6 million for the three-month period ended March 31, 2002, representing an decrease of $0.8 million and related to fewer subscriber additions and higher discounts offered to new subscribers. The cost of handsets typically exceeds the amount received from our subscribers because we subsidize the price of handsets to remain competitive in the marketplace.

Operating Expenses

                                              Three-month period ended March 31,
                                              ----------------------------------
                                                       2003      2002
                                                     -------   -------
                                                       (In thousands)
Cost of service                                      $17,478   $17,530
Merchandise cost of sales                              2,511     4,577
General & administrative                              12,978    19,382
Sales & marketing                                      8,532     8,519
Depreciation & amortization                           13,374     5,714
Asset abandonment charge                              12,403        --
                                                     -------   -------
   Total operating expenses                          $67,276   $55,722
                                                     =======   =======

Cost of service

Cost of service was unchanged at $17.5 million for the three-month period ended March 31, 2003 and the three-month period ended March 31, 2002. An increase of $0.6 million in cell lease expenses and escalators of existing leases were offset by a $0.5 million decrease in roaming expense. The overall decrease in roaming expense consisted of an increase $3.1 million related to a higher volume of our subscribers traveling though other Sprint PCS and Sprint PCS affiliate service area offset by a decrease of $3.6 million related to our decrease in the roaming revenue rate as discussed in Subscriber and Roaming Revenue above.

Merchandise cost of sales

Merchandise cost of sales was $2.5 million for the three-month period ended March 31, 2003 as compared to $4.6 million for the three-month period ended March 31, 2002, representing a decrease of $2.1 million that was primarily related to fewer subscribers additions. The cost of handsets typically exceeds the amount received from our subscribers because we subsidize the price of handsets to remain competitive in the marketplace.

General and administrative expenses

General and administrative expenses were $13.0 million for the three-month period ended March 31, 2003 as compared to $19.4 million for the three-month period ended March 31, 2002, representing a decrease of $6.4 million and was primarily related to the inclusion of $7.7 million of merger related expenses in the three-month period ended March 31, 2002 offset by a decrease of $1.0 million in bad debt expense and a decrease of $200,000 in corporate office rental for the three-month period ended March 31, 2003.

Sales and marketing expenses

Sales and marketing expenses were unchanged at $8.5 million for the three-month period ended 30, March 31, 2003 and the three-month period ended March 31, 2002.

Depreciation and amortization expense

Depreciation and amortization expense was $13.4 million for the three-month period ended March 31, 2003 as compared to $5.7 million for the three-month period ended March 31, 2002, representing an increase of $7.7 million and was primarily due to $6.6 million related to the amortization of intangible assets and $1.1 million related to depreciation expense. The amortization of intangible assets relates to values assigned to the Sprint PCS management agreement and the subscriber base as a result of our acquisition by US Unwired.

Asset abandonment

As discussed in Liquidity above, we recorded a $12.4 million write off of construction in progress and related lease expense due to abandoned cell site construction.

Other Income/(Expense)

                                                             Three-month period
                                                              ended March 31,
                                                             ------------------
                                                               2003      2002
                                                             -------   -------
                                                               (In thousands)
Interest expense                                             $(9,169)  $(8,065)
Interest income                                                  298     1,415
                                                             -------   -------
Total other expense                                          $(8,871)  $(6,650)
                                                             =======   =======

Interest expense was $9.2 million for the three-month period ended March 31, 2003 as compared to $8.1 million for the three-month period ended March 31, 2002, representing an increase of $1.1 million. The increase in interest expense resulted from the increase in outstanding debt. Our outstanding debt was $350.6 million at March 31, 2003 as compared to $322.5 million at March 31, 2002.

Interest income was $0.3 million for the three-month period ended March 31, 2003 as compared to $1.4 million for the three-month period ended March 31, 2002, representing a decrease of $1.1 million. The decrease was primarily due to less cash and cash equivalents available for investment and a decrease in interest rates.

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

Part II Other Information

Item 4. Controls and Procedures

As of March 31, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2003.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K.

a.   The following exhibits are filed as part of this report:

(3)(i) Amended and Restated Certificate of Incorporation of IWO Holdings, Inc. (incorporated by reference to Form 10-K of IWO Holdings, Inc. filed on March 31, 2003).
(3)(ii) Bylaws of IWO Holdings, Inc., as amended. (incorporated by reference to Form 10-K of IWO Holdings, Inc. filed on March 31,
               2003).
(4) Indenture, dated as of February 2, 2001, among IWO Holdings, Inc., Independent Wireless One Corporation and Firstar Bank, N.A., as trustee for the Senior Notes (incorporated by reference to Exhibit 4.1 to IWO Holdings, Inc.'s and Independent Wireless One Corporation's Registration Statement on Form S-4, Registration No. 333-58902, filed on April 13, 2001)
(10)(i)(a) Credit Agreement, dated as of December 20, 1999, among Independent Wireless One Corporation, as borrower, the lenders thereto from time to time, Chase Securities Inc., as book manager and lead arranger, First Union National Bank and BNP Paribas (as successor in interest to Paribas), as senior managing agents, UBS AG, Stamford Branch, as documentation agent, and The Chase Manhattan Bank, as administrative agent (incorporated by reference to Exhibit 10.27 to IWO Holdings, Inc.'s Registration Statement on Form S-1, Registration No. 333-39746, filed on June 21, 2000)
(10)(i)(b) Amendment No. 1, dated as of June 30, 2000, to the Credit Agreement (incorporated by reference to Exhibit 10.6.2 to IWO Holdings, Inc.'s and Independent Wireless One Corporation's Registration Statement on Form S-4, Registration No. 333-58902, filed on April 13, 2001)
(10)(i)(c) Amendment No. 2, dated as of December 8, 2000, to the Credit Agreement (incorporated by reference to Exhibit 10.6.3 to IWO Holdings, Inc.'s and Independent Wireless One Corporation's Registration Statement on Form S-4, Registration No. 333-58902, filed on April 13, 2001)
(99.1) Certification by President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(99.2) Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b.   Reports on Form 8-K

None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 13, 2003                              IWO HOLDINGS, INC.


                                            By: /s/ Jerry E. Vaughn
                                            ------------------------------------
                                            Jerry E. Vaughn
                                            Chief Financial Officer

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

May 13, 2003                              IWO HOLDINGS, INC.


                                          By: /s/ Robert W. Piper
                                          --------------------------------------
                                          Robert W. Piper
                                          President, Chief Executive Officer and
                                          Director (Principal Executive Officer)

                                  CERTIFICATION

I, Jerry E. Vaughn, certify that:

5.   I have reviewed this quarterly report on Form 10-Q of IWO Holdings, Inc.:

6. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

7. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

8. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

May 13, 2003                              IWO HOLDINGS, INC.


                                          By: /s/ Jerry E. Vaughn
                                          --------------------------------------
                                          Jerry E. Vaughn
                                          Chief Financial Officer