Form 10-Q
period 2003-06-30
IWO HOLDINGS INC
filed 2003-08-07
CIK 1116181

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

Commission file number … 333-39746

IWO HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	14-1818487
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

901 Lakeshore Drive Lake Charles, LA	70601
(Address of principal executive offices)	(Zip code)

(337) 436-9000

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒.  No  ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒.  No  ☐.

Part I  Financial Information

Item 1.	Financial Statements

IWO HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2003	December 31, 2002
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$21,251	$35,008
Restricted cash and US Treasury securities at amortized cost—held to maturity	30,346	33,218
Subscriber receivables, net	11,696	11,843
Inventory	1,971	2,579
Prepaid expenses and other assets	6,448	6,276
Receivables from related parties	217	320

Total current assets	71,929	89,244
Property and equipment, net	174,122	189,878
Restricted cash	—	8,000
Intangible assets, net	40,579	55,517
Note receivable	160	174
Other assets	17,600	17,612

Total assets	$304,390	$360,425

Liabilities and Stockholder’s deficit
Current liabilities:
Accounts payable	$8,500	$14,994
Accrued expenses	34,024	29,320
Current maturities of long-term obligations in default	350,921	—

Total current liabilities	393,445	44,314
Long term obligations in default	—	350,207
Other	562	951
Stockholder’s deficit:
Common stock	1	1
Additional paid in capital	446,449	446,449
Retained deficit	(536,067)	(481,497)

Total stockholder’s deficit	(89,617)	(35,047)

Total liabilities and stockholder’s deficit	$304,390	$360,425

See accompanying notes to condensed consolidated financial statements.

IWO HOLDINGS, INC.AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

(Unaudited)

	Three month periods		Six month periods
	Three months ended June 30, 2003	Three months ended June 30, 2002	Six months ended June 30, 2003	January 1, 2002 through March 31, 2002	April 1, 2002 through June 30, 2002
Revenues:
Subscriber	$32,670	$28,427	$62,743	$25,965	$28,427
Roaming	8,303	9,108	15,384	7,014	9,108
Merchandise sales	1,478	2,034	3,229	2,554	2,034
Other revenue	162	7	277	3	7

Total revenue	42,613	39,576	81,633	35,536	39,576
Expense:
Cost of service	16,760	18,837	34,238	17,532	18,837
Merchandise cost of sales	2,364	2,708	4,875	4,577	2,708
General and administrative	11,756	11,966	24,734	19,382	11,966
Sales and marketing	6,585	8,638	15,117	8,519	8,638
Depreciation and amortization	13,591	14,705	26,965	5,714	14,705
Asset abandonment charge	—	—	12,403	—	—

Total operating expense	51,056	56,854	118,332	55,724	56,854

Operating loss	(8,443)	(17,278)	(36,699)	(20,188)	(17,278)
Other expense:
Interest expense, net	(9,000)	(8,461)	(17,871)	(6,648)	(8,461)

Loss before income tax benefit	(17,443)	(25,739)	(54,570)	(26,836)	(25,739)
Income tax benefit	—	2,622	—	—	2,622

Net loss	$(17,443)	$(23,117)	$(54,570)	$(26,836)	$(23,117)

See accompanying notes to condensed consolidated financial statements

IWO HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the six months ended June 30, 2003	January 1, 2002 through March 31, 2002	April 1, 2002 through June 30, 2002
Cash flows from operating activities
Net cash used in operating activities	$(14,866)	$(14,868)	$(17,011)
Cash flows from investing activities
Release of restricted cash and US Treasury securities	10,871	10,717	(284)
Proceeds on maturities of marketable securities	—	6,000	13,465
Purchases of property and equipment	(9,762)	(29,144)	(16,492)

Net cash provided (used in) by investing activities	1,109	(12,427)	(3,311)
Cash flows from financing activities
Proceeds from long-term debt	—	40,000	20,000
Principal payments of long-term debt	—	(15,000)	—
Other financing activities	—	—	20

Net cash provided by financing activities	—	25,000	20,020

Net change in cash and cash equivalents	(13,757)	(2,295)	(302)
Cash and cash equivalents at beginning of period	35,008	3,394	1,099

Cash and cash equivalents at end of period	$21,251	$1,099	$797

See accompanying notes to condensed consolidated financial statements.

IWO HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities-An Interpretation of Accounting Research Bulletin (ARB) No. 51” (“FIN 46”). This interpretation clarifies how to identify variable interest entities and how a company should assess its interests in a variable interest entity to decide whether to consolidate the entity. FIN 46 applies to variable interest entities created after January 31, 2003, in which a company obtains an interest after that date. Also, FIN 46 applies in the first fiscal quarter or interim period beginning after June 15, 2003, to variable interest entities in which a company holds a variable interest that it acquired before February 1, 2003. The Company is in the process of evaluating the effect of this pronouncement on its operations.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation expands the disclosures to be made by a guarantor about its obligations under certain guarantees and requires that, at the inception of a guarantee, a guarantor recognize a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements are effective immediately. As disclosed in Note 5 to the Consolidated Financial Statements, Independent Wireless One Corporation has fully and unconditionally guaranteed the Company’s obligations under the IWO 14% senior notes. The initial recognition and measurement provisions of this interpretation are effective for guarantees issued or modified after December 31, 2002. The adoption of the initial recognition and measurement provisions of this interpretation did not have a material effect on the Company’s financial position, results of operations or cash flows.

2.	Description of the Organization

IWO Holdings, Inc. (“the Company” or “IWO”) is a wholly owned subsidiary of US Unwired Inc. (“US Unwired”) and is principally engaged in the ownership and operation of wireless personal communications systems (“PCS”) in the northeastern region of the United States.

Certain reclassifications have been made to the financial statements for periods prior to the April 1, 2002 acquisition by US Unwired in order to conform the presentation to the six-month period ended June 30, 2003.

3.	Liquidity

The Company has been unable to develop a business plan that provides sufficient liquidity for operations,

capital expenditures and debt servicing obligations in 2003 and has engaged in discussions with the holders of its senior bank credit facility regarding the restructuring of the Company.

As of June 30, 2003, the Company had $21.3 million in cash and cash equivalents, $30.3 million in restricted cash and indebtedness that consisted of $213.2 million related to its senior bank credit facility and $137.7 million related to its senior notes for a total of $350.9 million. A portion of the original proceeds of the senior notes offering was set aside as restricted cash to make the first six scheduled interest payments on the senior notes through January 2004. Repayment of the senior bank credit facility is scheduled to begin in March 2004.

On June 4, 2003, the Company failed to make a $3.2 million scheduled interest payment on its $240 million senior bank credit facility. Additionally, the Company was not in compliance with its restrictive covenants under its senior bank credit facility at June 30, 2003. As a result of the failure to make the scheduled interest payment and the covenant violations, the Company was in default of its senior bank credit facility at June 30, 2003. The holders of the senior bank credit facility have denied the Company access to the remaining $25.2 million of availability and have the right to demand payment in full of the $213.2 million in outstanding debt related to the senior bank credit facility. The Company is in discussions with its banking group to arrive at an acceptable restructuring to preserve its liquidity but it is probable that no plan will be forthcoming, and the Company will soon be forced to seek protection under bankruptcy.

As a result of liquidity challenges, the Company has made the decision to reduce capital expenditures for network expansion and abandon the construction of cell sites that do not provide a sufficient level of enhanced coverage. The Company recorded an asset abandonment charge of $12.4 million during the six-month period ended June 30, 2003 for the cell sites and the related property leases of these abandoned cell sites. Included in this asset abandonment charge are cell sites that the Company is required to construct to meet the build out requirements under its Sprint management agreement. Failure to complete the build out of the Company’s service area will place it in violation of its Sprint management agreement. As a result, Sprint PCS could declare the Company in default and take action up to and including termination of its Sprint management agreement. At June 30, 2003, construction in progress included $8.8 million primarily related to cell sites that the Company plans to complete and management estimates that completion of these cell sites will require approximately $9.3 million in additional costs to complete construction and place these sites in operation. The Company anticipates that only a portion of these sites will be completed in 2003.

Due to restrictions in the US Unwired debt instruments, US Unwired cannot provide any capital or other financial support to the Company. Further, the Company’s creditors, lenders and note holders cannot place any liens or encumbrances on the assets of US Unwired. Since the holders of the senior bank credit facility have placed the Company in default, US Unwired’s relationship with the Company may change and several alternatives exist ranging from US Unwired working for the holders of the senior bank credit facility and the holders of the senior notes as a manager of the Company’s territory, possibly subject to the approval by Sprint PCS, to no involvement with the Company at all.

Considering the Company’s default of the loan agreements as discussed above, there is substantial doubt about IWO’s ability to continue as a going concern.

The Company’s Business Strategy

The Company has undertaken several initiatives designed to improve liquidity and reduce losses for 2003.

The Company has:

•	reinstated a deposit requirement for higher credit risk subscribers and will request not to participate in any Sprint PCS programs where the Company’s analysis indicates adversely impacted levels of customer turnover or unsatisfactory economic returns.

•	restructured sales employees’ programs to pay higher commissions on subscribers with better credit ratings.

•	revised the local agent commission structure. The Company no longer offers handset discounts to its local agents and pays higher commissions for subscribers with good credit ratings. The Company has cancelled and continues to cancel agreements with local agents that continue to target higher credit risk subscribers or provide low economic value.

•	introduced a pre-pay program that requires advance payment for minutes of use. The Company believes that this program offers higher credit risk subscribers a less stressful environment in which to subscribe to the Company’s service by providing an opportunity to better manage their expenditures for the service provided.

•	supplemented Sprint PCS’s customer service function with its own staff that focuses on subscriber retention.

•	limited its capital expenditures to: (1) capacity and required technical upgrades of existing equipment, and (2) only adding additional cell site coverage in areas that the Company expects will produce positive cash returns as a result of either new subscriber growth or decreases in subscriber turnover.

•	undertook a corporate wide evaluation of expenses. This includes the consolidation of functions, divesting of unused and under utilized facilities, renegotiation of vendor contracts, extension of vendor payment terms and other cost cutting measures.

•	evaluated its markets and is reducing sales staffing levels and closing retail outlets that do not meet its minimum internal rates of returns.

•	continued to work with Sprint PCS to improve the detail, timeliness and accuracy of information processed by Sprint PCS on the Company’s behalf.

While the Company believes that these initiatives will have a positive impact on operating results, the Company cannot state with certainty that these initiatives will result in its ability to sustain operations or liquidity beyond or even to the end of 2003, given the information as discussed above regarding the Company’s indebtedness.

4.	Details of Certain Balance Sheet Accounts

Major categories of property and equipment consisted of the following:

	June 30, 2003	December 31, 2002
	(In thousands)
Land	$168	$168
Buildings and leasehold improvements	9,361	9,352
Facilities and equipment	177,611	164,636
Furniture, fixtures and vehicles	5,850	5,685
Construction in progress	8,819	25,697

	201,809	205,538
Less accumulated depreciation	27,687	15,660

	$174,122	$189,878

Intangibles assets consisted of the following:

	June 30, 2003	December 31, 2002
	(In thousands)
Sprint PCS management agreement	$19,766	$19,766
Subscriber base	57,500	57,500

	77,266	77,266
Less: accumulated amortization	36,687	21,749

Intangible assets, net	$40,579	$55,517

5.	Long-Term Obligations

Long-term obligations consisted of the following:

	June 30, 2003	December 31, 2002
	(In thousands)
Senior bank credit facility, in default	$213,184	$213,184
Senior subordinated discount notes	137,737	137,023

Long-term obligations	350,921	350,207
Less current maturities, in default	350,921	—

Long-term obligations, excluding current maturities	$—	$350,207

The Company is an unrestricted subsidiary of US Unwired. As a result, funds available under the Company’s senior bank credit facility can only be used by the Company to finance the operations of the Company and, funds available under US Unwired’s senior bank credit facility can only be used by US Unwired to finance operations of US Unwired.

On June 4, 2003, the Company failed to make a $3.2 million scheduled interest payment on the its $240 million senior bank credit facility and was not in compliance with its restrictive covenants under its senior bank credit facility at June 30, 2003. As a result of the failure to make a scheduled interest payment and the covenant violations, the Company was in default of its senior bank credit facility at June 30, 2003 and the holders of the senior bank credit facility have denied the Company access to the remaining $25.2 million of availability. As a result of this and those issues as discussed in Note 3 above, the Company has classified all outstanding indebtedness of both the senior bank credit facility and the senior notes as a current liability.

Senior Bank Credit Facility – $240 million

Effective December 2000, Independent Wireless One Corporation, a wholly owned subsidiary of the Company, entered into amended and restated secured bank credit facility (“senior bank credit facility”) under which it may borrow up to $240 million in the aggregate consisting of up to $70 million in revolving loans and $170 million in term loans. The senior bank credit facility matures in 2008. The term loans are due to be repaid in quarterly installments beginning in March 2004 and the reducing revolver matures in March 2008. All loans under the senior bank credit facility, effective with the date of the default, bear interest at the prime rate plus four percent. The senior bank credit facility is collateralized by all of the assets of the Company and its subsidiaries.

Senior Notes – 14%

In February 2001, the Company issued 160,000 units, each consisting of $1,000 principal amount of 14% Senior Notes (“senior notes”) due January 15, 2011 and one warrant to purchase 12.50025 shares of the Company’s class C common stock at an exercise price of $7.00 per share. As a result of US Unwired’s acquisition of the Company in April 2002, this warrant was converted to a US Unwired warrant to purchase 12.96401 shares of the US Unwired’s common stock at $6.75 per share. Interest is payable semi-annually on January 15 and July 15 of each year. Independent Wireless One Corporation, a wholly owned subsidiary of the Company, is the sole guarantor of the senior notes. All of the Company’s restricted subsidiaries formed or acquired after the issuance of the senior notes that guarantee the Company’s senior bank credit facility will also be required to guarantee the senior notes. The senior notes are not guaranteed by Independent Wireless One Realty Corporation, a wholly owned subsidiary of the Company. Effective April 1, 2002, with the acquisition by US Unwired, the Company’s senior notes were revalued to a fair value of $136.0 million. The discount is being accreted over the remaining life of the notes using the effective interest method.

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

The PCS licenses that the Company operates for Sprint PCS are subject to a requirement that the Company construct network facilities that offer coverage to 25% of the population or have substantial service in each of its Basic Trading Areas (“BTAs”) within five years from the grant of the licenses. As of June 30, 2003, management believes that Sprint PCS has met the requirements necessary for the licenses that the Company operates for Sprint PCS under its Sprint PCS management agreements.

The Company uses Sprint PCS to process all PCS subscriber billings including monthly recurring charges, airtime and other charges such as interconnect fees. The Company pays various fees to Sprint PCS for new subscribers as well as recurring monthly fees for services performed for existing customers including billing and management of customer accounts. Sprint PCS’s billing for these services is based upon an estimate of the actual costs incurred by Sprint PCS to provide such services. At the end of each calendar year, Sprint PCS compares its actual costs to provide such services to remittances by the Company for estimated billings and either refunds overpayments or bills for costs in excess of the payments made. Based upon information as provided by Sprint PCS, the Company believes it has adequately provided for the above-mentioned costs in the accompanying consolidated financial statements. Additionally, Sprint PCS has contracted with national retailers that sell handsets and service to new PCS subscribers in the Company’s markets. Sprint PCS pays these national retailers a new subscriber commission and provides handsets to such retailers below cost. Sprint PCS passes these costs of commissions and the handset subsidies to the Company.

On July 11, 2003, US Unwired and two of its subsidiaries, Louisiana Unwired, LLC and Texas Unwired, filed suit in the U.S. District Court for the Western District of Louisiana, against Sprint Corporation, Sprint Spectrum, L.P., Wireless, L.P. and Sprintcom, Inc. (collectively, “Sprint”). The suit alleges violations of the Racketeer Influenced and Corrupt Organizations Act, breach of fiduciary duty and fraud, arising out of Sprint’s conduct in its dealings with the plaintiff companies. It seeks treble actual damages in unspecified amounts and appointment of a receiver over property and assets controlled by Sprint in Louisiana. The Company is not a plaintiff in this suit.

The Company periodically reviews all charges from Sprint PCS and from time to time, the Company may dispute certain of these charges. As of June 30, 2003, the Company had disputed approximately $2.9 million of charges. Based upon the information provided to the Company by Sprint PCS to date, the Company believes the accompanying condensed consolidated balance sheet adequately reflects its obligations that may be to Sprint PCS for these charges.

7.	Income Taxes

The Company’s effective income tax rate for the interim periods presented is based on management’s estimate of the Company’s effective tax rate for the applicable year and differs from the federal statutory income tax rate primarily due to nondeductible permanent differences, state income taxes and changes in the valuation allowance for deferred tax assets. The Company’s income or loss for tax purposes is included in the income tax return of the parent. However, the Company’s income tax provision is computed on a separate basis.

8.	Condensed Consolidating Financial Information

Independent Wireless One Leased Realty Corporation (the “Non-Guarantor”), a 100% wholly owned subsidiary of Independent Wireless One Corporation, is precluded from guaranteeing the debt of IWO Holdings, Inc. based on current agreements in effect. Independent Wireless One Corporation is not restricted from serving as a guarantor of the IWO Holdings, Inc. debt.

Independent Wireless One Leased Realty Corporation holds all of the cell site leases and certain leases related to the retail stores. Operating expenses are comprised of rent expense from these leases. Independent Wireless One Leased Realty Corporation has charged Independent Wireless One Corporation a fee equal to its rent expense for use of its leased cell sites, office and retail space.

The information which follows presents the condensed consolidating balance sheet as of June 30, 2003 and December 31, 2002 and the condensed consolidating statements of operations and cash flows for the three and six-month periods ended June 30, 2003 and 2002 of (a) the Parent Company, IWO Holdings, Inc., (b) the “Guarantor”, Independent Wireless One Corporation, and (c) the “Non-Guarantor”, Independent Wireless One

Leased Realty Corporation, and includes consolidating entries and the Company on a consolidated basis.

Condensed Consolidating Balance Sheet

	June 30, 2003
	IWO Holdings, Inc. (Parent)	Independent Wireless One Corp. (Guarantor)	Independent Wireless One Leased Realty Corp. (Non-guarantor)	Consolidating Entries	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$—	$21,251	$—	$—	$21,251
Restricted cash and US Treasury securities at amortized cost—held to maturity	22,346	8,000	—	—	30,346
Subscriber receivables, net	—	11,696	—	—	11,696
Intercompany receivable (payable)	160,000	(157,794)	(1,989)	—	217
Inventory	—	1,971	—	—	1,971
Prepaid expenses and other assets	—	4,459	1,989	—	6,448

Total current assets	182,346	(110,417)	—	—	71,929
Restricted cash and US Treasury securities at amortized cost—held to maturity	—	—	—	—	—
Investment in subsidiary	(123,959)	—	—	123,959	—
Property and equipment, net	—	174,122	—	—	174,122
Intangible assets, net	—	40,579	—	—	40,579
Note receivable	—	160	—	—	160
Other assets	—	17,600	—	—	17,600

Total assets	$58,387	$122,044	$—	$123,959	$304,390

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities:
Accounts payable	$—	$8,500	$—	$—	$8,500
Accrued expenses	10,267	23,757	—	—	34,024
Current maturities of long-term obligations	137,737	213,184	—	—	350,921

Total current liabilities	148,004	245,441	—	—	393,445
Long-term obligations	—	—	—	—	—
Other	—	562	—	—	562

Stockholder’s deficit:
Common stock	1	—	—	—	1
Additional paid in capital	446,449	383,444	—	(383,444)	446,449
Retained deficit	(536,067)	(507,403)	—	507,403	(536,067)

Total stockholder’s equity (deficit)	(89,617)	(123,959)	—	123,959	(89,617)

Total liabilities and stockholder’s equity (deficit)	$58,387	$122,044	$—	$123,959	$304,390

Condensed Consolidating Balance Sheet

	December 31, 2002
	IWO Holdings, Inc. (Parent)	Independent Wireless One Corp. (Guarantor)	Independent Wireless One Leased Realty Corp. (Non-guarantor)	Consolidating Entries	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$—	$35,008	$—	$—	$35,008
Investment securities at amortized cost—held to maturity	—	—	—	—	—
Restricted cash and US Treasury securities at amortized cost—held to maturity	33,218	—	—	—	33,218
Subscriber receivables, net	—	11,843	—	—	11,843
Intercompany receivable (payable)	160,000	(156,716)	(2,964)	—	320
Inventory	—	2,579	—	—	2,579
Prepaid expenses and other assets	—	3,312	2,964	—	6,276

Total current assets	193,218	(103,974)	—	—	89,244
Restricted cash	—	8,000	—	—	8,000
Investment in subsidiary	(80,975)	—	—	80,975	—
Property and equipment, net	—	189,878	—	—	189,878
Intangible assets, net	—	55,517	—	—	55,517
Note receivable	—	174	—	—	174
Other assets	—	17,612	—	—	17,612

Total assets	$112,243	$167,207	$—	$80,975	$360,425

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities:
Accounts payable	$—	$14,994	$—	$—	$14,994
Accrued expenses	10,267	19,053	—	—	29,320

Total current liabilities	10,267	34,047	—	—	44,314
Long-term debt	137,023	213,184	—	—	350,207
Other	—	951	—	—	951
Stockholder’s deficit:
Common stock	1	—	—	—	1
Additional paid in capital	446,449	383,444	—	(383,444)	446,449
Retained deficit	(481,497)	(464,419)	—	464,419	(481,497)

Total Stockholder’s equity (deficit)	(35,047)	(80,975)	—	80,975	(35,047)

Total liabilities and stockholder’s equity (deficit)	$112,243	$167,207	$—	$80,975	$360,425

Condensed Consolidating Statement of Operations

	Three-month period ended June 30, 2003
	IWO Holdings, Inc. (Parent)	Independent Wireless One Corp. (Guarantor)	Independent Wireless One Leased Realty Corp. (Non-guarantor)	Consolidating Entries	Consolidated
	(In thousands)
Revenues	$—	$42,613	$3,681	$(3,681)	$42,613
Operating expenses	—	51,056	3,681	(3,681)	51,056

Operating loss	—	(8,443)	—	—	(8,443)
Other income (expense), net	(5,794)	(3,206)	—	—	(9,000)
Equity in losses of wholly-owned subsidiaries	(11,649)	—	—	11,649	—

Net loss	$(17,443)	$(11,649)	$—	$11,649	$(17,443)

Condensed Consolidating Statement of Operations

	Three-month period ended June 30, 2002
	IWO Holdings, Inc. (Parent)	Independent Wireless One Corp. (Guarantor)	Independent Wireless One Leased Realty Corp. (Non-guarantor)	Consolidating Entries	Consolidated
	(In thousands)
Revenues	$—	$39,576	$3,430	$(3,430)	$39,576
Operating expenses	—	56,854	3,430	(3,430)	56,854

Operating loss	—	(17,278)	—	—	(17,278)
Other income (expense), net	(5,683)	(2,778)	—	—	(8,461)
Equity in losses of wholly-owned subsidiaries	(17,434)	—	—	17,434	—

Net loss before income benefit	(23,117)	(20,056)	—	17,434	(25,739)
Income tax benefit	—	2,622	—	—	2,622

Net loss	$(23,117)	$(17,434)	$—	$17,434	$(23,117)

Condensed Consolidating Statement of Operations

	Six-month period ended June 30, 2003
	IWO Holdings, Inc. (Parent)	Independent Wireless One Corp. (Guarantor)	Independent Wireless One Leased Realty Corp. (Non-guarantor)	Consolidating Entries	Consolidated
	(In thousands)
Revenues	$—	$81,633	$7,456	$(7,456)	$81,633
Operating expenses	—	118,332	7,456	(7,456)	118,332

Operating loss	—	(36,699)	—	—	(36,699)
Other income (expense), net	(11,586)	(6,285)	—	—	(17,871)
Equity in losses of wholly-owned subsidiaries	(42,984)	—	—	42,984	—

Net loss	$(54,570)	$(42,984)	$—	$42,984	$(54,570)

Condensed Consolidating Statement of Operations

	January 1, 2002 through March 31, 2002
	IWO Holdings, Inc. (Parent)	Independent Wireless One Corp. (Guarantor)	Independent Wireless One Leased Realty Corp. (Non-guarantor)	Consolidating Entries	Consolidated
	(In thousands)
Revenues	$—	$35,536	$3,092	$(3,092)	$35,536
Operating expenses	—	55,724	3,092	(3,092)	55,724

Operating loss	—	(20,188)	—	—	(20,188)
Other income (expense), net	(4,613)	(2,035)	—	—	(6,648)
Equity in losses of subsidiaries	(22,223)	—	—	22,223	(26,836)

Net loss before income tax benefit	(26,836)	(22,223)	—	22,223	—
Income tax benefit	—	—	—	—	—

Net loss	$(26,836)	$(22,223)	$—	$22,223	$(26,836)

Condensed Consolidating Statement Operations

	April 1, 2002 through June 30, 2002
	IWO Holdings, Inc. (Parent)	Independent Wireless One Corp. (Guarantor)	Independent Wireless One Leased Realty Corp. (Non-guarantor)	Consolidating Entries	Consolidated
	(In thousands)
Revenues	$—	$39,576	$3,430	$(3,430)	$39,576
Operating expenses	—	56,854	3,430	(3,430)	56,854

Operating loss	—	(17,278)	—	—	(17,278)
Other income (expense), net	(5,683)	(2,778)	—	—	(8,461)
Equity in losses of subsidiaries	(17,434)	—	—	17,434	—

Net loss before income tax benefit	(23,117)	(20,056)	—	17,434	(25,739)
Income tax benefit	—	2,622	—	—	2,622

Net loss	$(23,117)	$(17,434)	$—	$17,434	$(23,117)

Condensed Consolidating Statement of Cash Flows

	Six-month period ended June 30, 2003
	IWO Holdings, Inc. (Parent)	Independent Wireless One Corp. (Guarantor)	Independent Wireless One Leased Realty Corp. (Non-guarantor)	Consolidating Entries	Consolidated
	(In thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(10,871)	$(3,995)	$—	$—	$(14,866)

Cash flows from investing activities:
Release of restricted cash and U.S. Treasury securities	10,871	—	—	—	10,871
Payments for the purchase of equipment	—	(9,762)	—	—	(9,762)
Maturities of marketable securities	—	—	—	—	—

Net cash provided by (used in) investing activities	10,871	(9,762)	—	—	1,109

Cash flows from financing activities:
Proceeds from long-term debt	—	—	—	—	—
Proceeds from promissory notes	—	—	—	—	—

Net cash provided by (used in) financing activities	—	—	—	—	—

Net increase in cash and cash equivalents	—	(13,757)	—	—	(13,757)
Cash and cash equivalents at beginning of period	—	35,008	—	—	35,008

Cash and cash equivalents at end of period	$—	$21,251	$—	$—	$21,251

Condensed Consolidating Statement of Cash Flows

	January 1, 2002 through March 31, 2002
	IWO Holdings, Inc. (Parent)	Independent Wireless One Corp. (Guarantor)	Independent Wireless One Leased Realty Corp. (Non-guarantor)	Consolidating Entries	Consolidated
	(In thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(10,717)	$(4,151)	$—	$—	$(14,868)

Cash flows from investing activities:
Release of restricted cash and U.S. Treasury securities	10,717	—	—	—	10,717
Payments for the purchase of equipment	—	(29,144)	—	—	(29,144)
Maturities of marketable securities	—	6,000	—	—	6,000

Net cash provided by (used in) investing activities	10,717	(23,144)	—	—	(12,427)

Cash flows from financing activities:
Proceeds from long-term debt	—	40,000	—	—	40,000
Principal payments of long-term debt	—	(15,000)	—	—	(15,000)

Net cash provided by financing activities	—	25,000	—	—	25,000

Net decrease in cash and cash equivalents	—	(2,295)	—	—	(2,295)
Cash and cash equivalents at beginning of period	—	3,394	—	—	3,394

Cash and cash equivalents at end of period	$—	$1,099	$—	$—	$1,099

Condensed Consolidating Statement of Cash Flows

	April 1, 2002 through June 30, 2002
	IWO Holdings, Inc. (Parent)	Independent Wireless One Corp. (Guarantor)	Independent Wireless One Leased Realty Corp. (Non-guarantor)	Consolidating Entries	Consolidated
	(In thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$284	$(17,295)	$—	$—	$(17,011)

Cash flows from investing activities:
Release of restricted cash and U.S. Treasury securities	(284)	—	—	—	(284)
Payments for the purchase of equipment	—	(16,492)	—	—	(16,492)
Maturities of marketable securities	—	13,465	—	—	13,465

Net cash provided by (used in) investing activities	(284)	(3,027)	—	—	(3,311)

Cash flows from financing activities:
Proceeds from long-term debt	—	20,000	—	—	20,000
Proceeds from promissory notes	—	20	—	—	20

Net cash provided by financing activities	—	20,020	—	—	20,020

Net decrease in cash and cash equivalents	—	(302)	—	—	(302)
Cash and cash equivalents at beginning of period	—	1,099	—	—	1,099

Cash and cash equivalents at end of period	$—	$797	$—	$—	$797

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

You should not rely too heavily on any forward-looking statement. We cannot assure you that our forward-looking statements will prove to be correct. We have no obligation to update or revise publicly any forward-looking statement based on new information, future events or otherwise. This discussion should be read in conjunction with our financial statements included in this report and with the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K for IWO Holdings, Inc. for the year ended December 31, 2002, filed on March 31, 2003 with the Securities and Exchange Commission (“SEC”).

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

Reliance on Sprint PCS Processing

We rely on Sprint PCS for much of our financial reporting information including: revenues; commissions and handset subsidies paid to national retailers; fees paid for customer care and billing; roaming revenue and roaming expense on the Sprint PCS and Sprint PCS affiliate network; and the maintenance of accounts receivable, including cash collections, the write off of customer balances that are not collectible and the accuracy of our accounts receivable balance. Based upon the timing of the information received from Sprint PCS, we make certain assumptions that the information is accurate and that it is consistent with historical trends. We also rely upon the evaluation of internal controls as performed by Sprint PCS’s external auditors that were performed in accordance with AICPA Statement on Auditing Standards (SAS) No. 70.

Bad Debt Expense

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of subscribers to make payments. If the financial conditions of our subscribers deteriorate, resulting in the subscribers’ inability to make payments, additional allowances will be required.

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

Overview

IWO Holdings, Inc. (“IWO”) is a wholly owned subsidiary of US Unwired Inc. (“US Unwired”).

Through our subsidiary, Independent Wireless One Corporation, we provide wireless personal communication services, commonly referred to as PCS, to an area containing 6.3 million residents in the northeastern United States. Our territory extends from suburban New York City (Orange and Sullivan Counties) north to the Canadian border and reaches from the eastern suburbs of Rochester to Syracuse, Ithaca, Binghamton and Elmira in central New York State (and extending into a small portion of north central Pennsylvania), east to include all of Vermont and New Hampshire (except Nashua, New Hampshire) and a portion of western Massachusetts. We are a network partner of Sprint PCS, the personal communications services group of Sprint Corporation. Sprint PCS, directly and through affiliates like us, provides wireless services in more than 4,000 cities and communities across the country. We have the exclusive right to provide digital PCS services under the Sprint® and Sprint PCS® brand names in our service area.

Our statements of operations and cash flows for the six months ended June 30, 2002 are presented as two distinct periods; the three months ended March 31, 2002 that are prior to our acquisition by US Unwired and the three months ended June 30, 2002 that are subsequent to the acquisition. Certain reclassifications have been made to our financial statements for periods prior to the acquisition in order to conform to the post-acquisition presentation.

For discussion purposes, we have combined the three-month period of January 1, 2002 to March 31, 2002 (pre-acquisition period) and the three-month period of April 1, 2002 to June 30, 2002 (post-acquisition period) for comparison to the six-month period ended June 30, 2003.

	For the three months ended June 30,		For the six months ended June 30,
	2003	2002	2003	2002
Revenues:
Subscriber	$32,670	$28,427	$62,743	$54,392
Roaming	8,303	9,108	15,384	16,122
Merchandise sales	1,478	2,034	3,229	4,588
Other revenue	162	7	277	10

Total revenue	42,613	39,576	81,633	75,112
Expense:
Cost of service	16,760	18,837	34,238	36,369
Merchandise cost of sales	2,364	2,708	4,875	7,285
General and administrative	11,756	11,966	24,734	31,348
Sales and marketing	6,585	8,638	15,117	17,157
Depreciation and amortization	13,591	14,705	26,965	20,419
Asset abandonment charge	—	—	12,403	—

Total operating expense	51,056	56,854	118,332	112,578

Operating loss	(8,443)	(17,278)	(36,699)	(37,466)
Other expense:
Interest expense, net	(9,000)	(8,461)	(17,871)	(15,109)

Loss before income tax benefit	(17,443)	(25,739)	(54,570)	(52,575)
Income tax benefit	—	2,622	—	2,622

Net loss	$(17,443)	$(23,117)	$(54,570)	$(49,953)

	For the six months ended June 30,
	2003	2002
Cash flows from operating activities
Net cash used in operating activities	$(14,866)	$(31,879)

Cash flows from investing activities
Release of restricted and US Treasury securities	10,871	10,433
Payments for the purchase of equipment	(9,762)	(45,636)
Proceeds on maturities of marketable securities	—	19,465

Net cash provided by (used in) investing activities	1,109	(15,738)

Cash flows from financing activities
Proceeds from long-term debt	—	60,000
Principal payments of long-term debt	—	(15,000)
Other financing activities	—	20

Net cash provided by financing activities	—	45,020

Net change in cash and cash equivalents	(13,757)	(2,597)
Cash and cash equivalents at beginning of period	35,008	3,394

Cash and cash equivalents at end of period	$21,251	$797

Liquidity and Capital Resources

For a discussion on Liquidity, refer to Note 3 to our Condensed Consolidated Financial Statements that is included in this filing and which is incorporated by this reference.

Cash Flows

Net cash used in operating activities during the six-month period ended June 30, 2003 was $14.9 million. Net cash provided by investing activities during the six-month period ended June 30, 2003 was $1.1 million and included $10.9 million in proceeds of restricted cash offset by $9.8 million for capital expenditures. Net cash provided by financing activities during the six-month period ended June 30, 2003 was $0.

Three Month Period Ended June 30, 2003 Compared to the Three Month Period Ended June 30, 2002

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

	Three-month period ended
	June 30, 2003	June 30, 2002
Ending Subscribers	210,300	181,800

Gross additions	21,500	30,000

Net additions	4,500	12,600

Churn	2.5%	3.0%

Average revenue per subscriber before roaming	$52.30	$54.05

Cost per gross addition	$348	$310

Subscriber Additions

As of June 30, 2003, we provided personal communication services to 210,300 customers as compared to 181,800 customers at June 30, 2002. Our overall subscriber count increased by 4,500 subscribers in the three-month period ended June 30, 2003 as compared to a 12,600 increase during the three-month period ended June 30, 2002. The decline in the growth rate is related to our efforts of directing our selling and marketing efforts toward lower credit risk subscribers.

Subscriber and Roaming Revenue

Subscriber revenue consists primarily of a basic service plan (where the customer purchases a pre-allotted number of minutes for voice and/or data transmission); airtime (which consists of billings for minutes that either exceed or are not covered by the basic service plan); long distance; and charges associated with travel outside our service area.

Roaming revenue consists primarily of Sprint PCS travel revenue and foreign roaming revenue. Sprint PCS travel revenue is generated on a per minute basis when a Sprint PCS subscriber outside of our markets uses our service when traveling through our markets. Sprint PCS travel expense is generated on a per minute basis when our subscribers travel outside our market area and use the Sprint PCS network. Historically, our Sprint PCS travel revenue exceeds our Sprint PCS travel expense. Foreign roaming revenue is generated when a non-Sprint PCS customer uses our service when traveling through our markets.

Effective January 1, 2003, Sprint PCS reduced the reciprocal travel rate from $0.10 per minute in 2002 to $0.058 per minute in 2003. For the three-month period ended June 30, 2003, the reduction in the travel rate has resulted in a $4.0 million decrease to our revenues, a $3.6 million decrease to our expenses and a reduction to our cash flow of $.4 million.

Average Revenue per User

Average revenue per user (“ARPU”) is the average monthly service revenue per user (subscriber) and is calculated by dividing total subscriber revenue for the period by the average number of subscribers during the period. ARPU not including roaming was $52.30 for the three-month period ended June 30, 2003 as compared to $54.05 for the three-month period ended June 30, 2002. The decrease was primarily due to a decrease in charges for minutes over plan caused by the increase in the number of minutes that are included in basic service plans.

Churn

Churn is the monthly rate of customer turnover expressed as a percentage of our overall average customers for the reporting period. Customer turnover includes both customers that elected voluntarily to not continue using our service and customers that were involuntarily terminated from using our service because of non-payment. Churn is calculated by dividing the sum of (i) the number of customers that discontinue service; (ii) less those customers discontinuing their service within 30 days of their original activation date; and, (iii) adding back those customers that reactivate their service, by our overall average customers for the reporting period. Churn was 2.5% for the three-month period ended June 30, 2003 as compared to 3.0% for the three-month period ended June 30, 2002. The decrease was due to a continuing improvement in the credit quality of our subscriber base.

Cost per Gross Addition

Cost per gross addition (“CPGA”) summarizes the average cost to acquire all customers during the reporting period. CPGA is computed by adding selling and marketing expenses, cost of equipment and activation costs and reducing the amount by the revenue from handset and accessory sales. The net amount is divided by the number of total new subscribers added for the period. CPGA was $348 for the three-month period ended June 30, 2003 as compared to $310 for the three-month period ended June 30, 2002. The increase in CPGA was primarily due to the allocation of expenses over a smaller number of subscriber additions.

Revenues

	Three-month period ended June 30,
	2003	2002
	(In thousands)
Subscriber revenues	$32,670	$28,427
Roaming revenues	8,303	9,108
Merchandise sales	1,478	2,034
Other revenues	162	7

Total revenues	$42,613	$39,576

Subscriber revenues

Total subscriber revenues were $32.7 million for the three-month period ended June 30, 2003 as compared to $28.4 million for the three-month period ended June 30, 2002, representing an increase of $4.3 million and was primarily the result of an increase in subscribers.

Roaming revenues

Roaming revenues were $8.3 million for the three-month period ended June 30, 2003 as compared to $9.1 million for the three-month period ended June 30, 2002, representing a decrease of $0.8 million and was primarily the result of an increase of $3.8 million related to a higher volume of PCS subscribers traveling though our service area offset by a decrease of $4.3 million related to our decrease in the reciprocal travel rate as discussed in Subscriber and Roaming Revenue above.

Merchandise sales

Merchandise sales were $1.5 million for the three-month period ended June 30, 2003 as compared to $2.0 million for the three-month period ended June 30, 2002, representing an decrease of $0.5 million and related to fewer subscriber additions and higher discounts offered to new subscribers. The cost of handsets typically exceeds the amount received from our subscribers because we subsidize the price of handsets to remain competitive in the marketplace.

Operating Expenses

	Three-month period ended June 30,
	2003	2002
	(In thousands)
Cost of service	$16,760	$18,837
Merchandise cost of sales	2,364	2,708
General & administrative	11,756	11,966
Sales & marketing	6,585	8,638
Depreciation & amortization	13,591	14,705

Total operating expenses	$51,056	$56,854

Cost of service

Cost of service was $16.8 million for the three-month period ended June 30, 2003 as compared to $18.8 million for the three-month period ended June 30, 2002, representing a decrease of $2.0 that consisted primarily of a $.9 million decrease in interconnect usage and a $1.1 million decrease in roaming expense. The overall decrease in roaming expense consisted of an increase $3.0 million related to a higher volume of our subscribers traveling though other Sprint PCS and Sprint PCS affiliate service area offset by a decrease of $4.1 million related to our decrease in the reciprocal travel rate as discussed in Subscriber and Roaming Revenue above.

Merchandise cost of sales

Merchandise cost of sales was $2.4 million for the three-month period ended June 30, 2003 as compared to $2.7 million for the three-month period ended June 30, 2002, representing a decrease of $.3 million that was primarily related to fewer subscribers additions. The cost of handsets typically exceeds the amount received from our subscribers because we subsidize the price of handsets to remain competitive in the marketplace.

General and administrative expenses

General and administrative expenses were $11.8 million for the three-month period ended June 30, 2003 as compared to $12.0 million for the three-month period ended June 30, 2002, representing a decrease of $.2 million and was primarily related to a $1.2 million decrease in bad debt expense offset an increase of $1.1 million in professional services related to debt restructuring as discussed in Liquidity above.

Sales and marketing expenses

Sales and marketing expenses were $6.6 million for the three-month period ended June 30, 2003 as compared to $8.6 million for the three-month period ended June 30, 2002, representing a decrease of $2.0 million and was primarily related to a $1.1 million decrease in advertising expense, a $.5 million decrease in handset subsidies and a $.3 million decrease in agent commissions.

Depreciation and amortization expense

Depreciation and amortization expense was $13.6 million for the three-month period ended June 30, 2003 as compared to $14.7 million for the three-month period ended June 30, 2002, representing a decrease of $1.1 million and was primarily due to a $2.7 million decrease in the amortization of intangible assets offset by a $1.6 million increase in depreciation expense. Property and equipment increased to $201.8 million at June 30, 2003 from $174.8 million at June 30, 2002, and intangibles assets decreased to $77.3 million at June 30, 2003 from $272.5 million at June 30, 2002 principally as a result of a $188.3 million impairment charge recorded in the fourth quarter of 2002.

Other Income/(Expense)

	Three-month period ended June 30,
	2003	2002
	(In thousands)
Interest expense	$(9,246)	$(9,279)
Interest income	246	818

Total other expense	$(9,000)	$(8,461)

Interest expense was $9.2 million for the three-month period ended June 30, 2003 as compared to $9.3 million for the three-month period ended June 30, 2002, representing a decrease of $.1 million. Our outstanding debt was $350.9 million at June 30, 2003 as compared to $326.4 million at June 30, 2002.

Interest income was $0.2 million for the three-month period ended June 30, 2003 as compared to $.8 million for the three-month period ended June 30, 2002, representing a decrease of $.6 million. The decrease was primarily due to less cash and cash equivalents available for investment and a decrease in interest rates.

Six-Month Period Ended June 30, 2003 Compared to the Six-Month Period Ended June 30, 2002

	Three-month period ended
	June 30, 2003	June 30, 2002
Ending Subscribers	210,300	181,800

Gross additions	48,000	62,900

Net additions	9,200	26,500

Subscriber Additions

As of June 30, 2003, we provided personal communication services to 210,300 customers as compared to 181,800 customers at June 30, 2002. Our overall subscriber count increased by 9,200 subscribers in the three-month period ended June 30, 2003 as compared to a 26,500 increase during the three-month period ended June 30, 2002. The decline in the growth rate is related to our efforts of directing our selling and marketing efforts toward lower credit risk subscribers.

Roaming Revenue

As discussed above, Sprint PCS reduced our reciprocal travel effective January 1, 2003. For the six-month period ended June 30, 2003, the change in the reciprocal travel rate has resulted in approximately a $8.7 million decrease to our revenues, a $7.7 million decrease to our expenses and decreased cash flow from operations by $1.0 million.

Revenues

	Six-month period ended June 30,
	2003	2002
	(In thousands)
Subscriber revenues	$62,743	$54,392
Roaming revenues	15,384	16,122
Merchandise sales	3,229	4,588
Other revenues	277	10

Total revenues	$81,633	$75,112

Subscriber revenues

Total subscriber revenues were $62.7 million for the six-month period ended June 30, 2003 as compared to $54.4 million for the six-month period ended June 30, 2002, representing an increase of $8.3 million and was primarily the result of an increase in subscribers.

Roaming revenues

Roaming revenues were $15.4 million for the six-month period ended June 30, 2003 as compared to $16.1 million for the six-month period ended June 30, 2002, representing a decrease of $0.7 million and was primarily the result of an increase of $7.6 million related to a higher volume of PCS subscribers traveling though our service area offset by a decrease of $8.7 million related to our decrease in the reciprocal travel rate as discussed in Subscriber and Roaming Revenue above.

Merchandise sales

Merchandise sales were $3.2 million for the six-month period ended June 30, 2003 as compared to $4.6 million for the six-month period ended June 30, 2002, representing an decrease of $1.4 million and related to fewer subscriber additions and higher discounts offered to new subscribers. The cost of handsets typically exceeds the amount received from our subscribers because we subsidize the price of handsets to remain competitive in the marketplace.

Operating Expenses

	Six-month period ended June 30,
	2003	2002
	(In thousands)
Cost of service	$34,238	$36,369
Merchandise cost of sales	4,875	7,285
General & administrative	24,734	31,348
Sales & marketing	15,117	17,157
Depreciation & amortization	26,965	20,419
Asset abandonment charge	12,403	—

Total operating expenses	$118,332	$112,578

Cost of service

Cost of service was at $34.2 million for the six-month period ended June 30, 2003 as compared to $36.4 for the six-month period ended June 30, 2002, representing a decrease of $2.2 that consisted primarily of a $2.0 million decrease in circuit expense and interconnect usage and a $1.9 million decrease in roaming expense offset by a $1.2 million increase in new cell site lease expenses and escalators of existing leases and a $.6 million increase in repairs and maintenance. The overall decrease in roaming expense consisted of an increase $6.1 million related to a higher volume of our subscribers traveling though other Sprint PCS and Sprint PCS affiliate service area offset by a decrease of $7.7 million related to our decrease in the reciprocal travel rate as discussed in Subscriber and Roaming Revenue above and a decrease of $.3 million related to our subscribers using non-Sprint PCS services.

Merchandise cost of sales

Merchandise cost of sales was $4.9 million for the six-month period ended June 30, 2003 as compared to $7.3 million for the six-month period ended June 30, 2002, representing a decrease of $2.4 million that was primarily related to fewer subscribers additions. The cost of handsets typically exceeds the amount received from our subscribers because we subsidize the price of handsets to remain competitive in the marketplace.

General and administrative expenses

General and administrative expenses were $24.7 million for the six-month period ended June 30, 2003 as compared to $31.3 million for the six-month period ended June 30, 2002, representing a decrease of $6.6 million was primarily related to a $2.1 million decrease in bad debt expense offset by $2.5 million in professional services related to debt restructuring as discussed in Liquidity above and other decreases related to the consolidation of general and administrative functions as a result of the acquisition by US Unwired. The six-month period ended June 30, 2002 also included $7.7 million of merger related expenses.

Sales and marketing expenses

Sales and marketing expenses were $15.1 million for the six-month period ended June 30, 2003 as compared to $17.2 million for the six-month period ended June 30, 2002, representing a decrease of $2.1 million and was primarily related to a $.6 million decrease in advertising expense, a $.7 million decrease in handset subsidies and a $.8 million decrease in agent commissions.

Depreciation and amortization expense

Depreciation and amortization expense was $27.0 million for the six-month period ended June 30, 2003 as compared to $20.4 million for the six-month period ended June 30, 2002, representing an increase of $6.6 million and was primarily due to a $3.9 million increase in the amortization of intangible assets and a $2.5 million increase in depreciation expense. Property and equipment increased to $201.8 million at June 30, 2003 from $174.8 million at June 30, 2002, and intangibles assets decreased to $77.3 million at June 30, 2003 from $272.5 million at June 30, 2002 principally as a result of a $188.3 million impairment charge recorded in the fourth quarter of 2002. The six-month period ended June 30, 2003 reflects six months of intangible amortization as compared to only three months of intangible amortization in the six-month period ended June 30, 2002 as the acquisition by US Unwired occurred in April 2002.

Asset abandonment

As discussed in Liquidity above, we recorded a $12.4 million write off of construction in progress and related lease expense due to abandoned cell site construction.

Other Income/(Expense)

	Six-month period ended June 30,
	2003	2002
	( In thousands)
Interest expense	$(18,415)	$(17,343)
Interest income	544	2,234

Total other expense	$(17,871)	$(15,109)

Interest expense was $18.4 million for the six-month period ended June 30, 2003 as compared to $17.3 million for the six-month period ended June 30, 2002, representing an increase of $1.1 million. The increase in interest expense resulted from the increase in outstanding debt. Our outstanding debt was $350.9 million at June 30, 2003 as compared to $326.4 million at June 30, 2002.

Interest income was $0.5 million for the six-month period ended June 30, 2003 as compared to $2.2 million for the six-month period ended June 30, 2002, representing a decrease of $1.7 million. The decrease was primarily due to less cash and cash equivalents available for investment and a decrease in interest rates.

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

As of June 30, 2003, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2003. There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II Other Information

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K.

a.	The following exhibits are filed as part of this report:

(3)(i)	Amended and Restated Certificate of Incorporation of IWO Holdings, Inc. (incorporated by reference to Form 10-K of IWO Holdings, Inc. filed on March 31, 2003).

(3)(ii)	Bylaws of IWO Holdings, Inc., as amended. (incorporated by reference to Form 10-K of IWO Holdings, Inc. filed on March 31, 2003).

(4)	Indenture, dated as of February 2, 2001, among IWO Holdings, Inc., Independent Wireless One Corporation and Firstar Bank, N.A., as trustee for the Senior Notes (incorporated by reference to Exhibit 4.1 to IWO Holdings, Inc.’s and Independent Wireless One Corporation’s Registration Statement on Form S-4, Registration No. 333-58902, filed on April 13, 2001)

(10)(i)(a)	Credit Agreement, dated as of December 20, 1999, among Independent Wireless One Corporation, as borrower, the lenders thereto from time to time, Chase Securities Inc., as book manager and lead arranger, First Union National Bank and BNP Paribas (as successor in interest to Paribas), as senior managing agents, UBS AG, Stamford Branch, as documentation agent, and The Chase Manhattan Bank, as administrative agent (incorporated by reference to Exhibit 10.27 to IWO Holdings, Inc.’s Registration Statement on Form S-1, Registration No. 333-39746, filed on June 21, 2000)

(10)(i)(b)	Amendment No. 1, dated as of June 30, 2000, to the Credit Agreement (incorporated by reference to Exhibit 10.6.2 to IWO Holdings, Inc.’s and Independent Wireless One Corporation’s Registration Statement on Form S-4, Registration No. 333-58902, filed on April 13, 2001)

(10)(i)(c)	Amendment No. 2, dated as of December 8, 2000, to the Credit Agreement (incorporated by reference to Exhibit 10.6.3 to IWO Holdings, Inc.’s and Independent Wireless One Corporation’s Registration Statement on Form S-4, Registration No. 333-58902, filed on April 13, 2001)

(31.1)	Certification by President and Chief Executive Officer

(31.2)	Certification by Chief Financial Officer

(32.1)	Certification by President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b.	Reports on Form 8-K

On June 2, 2003, we filed a Current Report on Form 8-K to disclose that we would not make a scheduled interest payment on our $240 million credit facility on June 4, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 5, 2003	IWO HOLDINGS, INC.

	By:	/s/ JERRY E. VAUGHN
Jerry E. Vaughn
Chief Financial Officer