Form 10-Q
period 2003-09-30
IWO HOLDINGS INC
filed 2003-11-13
CIK 1116181

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number     333-39746

IWO HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	14-1818487
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

901 Lakeshore Drive Lake Charles, LA	70601
(Address of principal executive offices)	(Zip code)

(337) 436-9000

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

Part I    Financial Information

Item 1.    Financial Statements

IWO HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2003	December 31, 2002
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$27,636	$35,008
Restricted cash and US Treasury securities at amortized cost – held to maturity	19,294	33,218
Subscriber receivables, net	12,436	11,843
Inventory	1,459	2,579
Prepaid expenses and other assets	7,107	6,276
Receivables from related parties	195	320

Total current assets	68,127	89,244

Property and equipment, net	169,767	189,878
Restricted cash	—	8,000
Intangible assets, net	33,111	55,517
Note receivable	177	174
Other assets	16,772	17,612

Total assets	$287,954	$360,425

Liabilities and Stockholder’s deficit
Current liabilities:
Accounts payable	$11,333	$14,994
Accrued expenses	32,078	29,320
Current maturities of long-term obligations in default	351,309	—

Total current liabilities	394,720	44,314

Long term obligations in default	—	350,207
Other	468	951

Stockholder’s deficit:
Common stock	1	1
Additional paid in capital	446,449	446,449
Retained deficit	(553,684)	(481,497)

Total stockholder’s deficit	(107,234)	(35,047)

Total liabilities and stockholder’s deficit	$287,954	$360,425

See accompanying notes to condensed consolidated financial statements

IWO HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

(Unaudited)

	Three month periods		Nine month periods
	Three months ended September 30, 2003	Three months ended September 30, 2002	Nine months ended September 30, 2003	January 1, 2002 through March 31, 2002	April 1, 2002 through September 30, 2002
Revenues:
Subscriber	$34,042	$28,970	$96,785	$25,965	$57,397
Roaming	10,257	11,806	25,641	7,014	20,914
Merchandise sales	1,750	1,881	4,979	2,554	3,915
Other revenue	120	11	397	3	18

Total revenue	46,169	42,668	127,802	35,536	82,244
Expense:
Cost of service	17,788	18,325	52,026	17,532	37,162
Merchandise cost of sales	3,284	2,741	8,159	4,577	5,449
General and administrative	10,960	14,347	35,694	19,382	26,313
Sales and marketing	7,149	11,421	22,266	8,519	20,059
Depreciation and amortization	13,786	15,326	40,751	5,714	30,031
Asset abandonment charge	—	—	12,403	—	—

Total operating expense	52,967	62,160	171,299	55,724	119,014

Operating loss	(6,798)	(19,492)	(43,497)	(20,188)	(36,770)
Other expense:
Interest expense, net	(10,820)	(8,889)	(28,691)	(6,648)	(17,350)

Loss before income tax benefit	(17,618)	(28,381)	(72,188)	(26,836)	(54,120)
Income tax benefit	—	(1,882)	—	—	(4,504)

Net loss	$(17,618)	$(26,499)	$(72,188)	$(26,836)	$(49,616)

See accompanying notes to condensed consolidated financial statements

IWO HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the nine months ended September 30, 2003	January 1, 2002 through March 31, 2002	April 1, 2002 through September 30, 2002
Cash flows from operating activities
Net cash used in operating activities	$(18,070)	$(14,868)	$(30,536)

Cash flows from investing activities

Release of restricted cash and US Treasury securities	21,924	10,717	10,682
Proceeds on maturities of marketable securities	—	6,000	33,167
Purchases of property and equipment	(11,226)	(29,144)	(40,737)

Net cash provided by (used in) investing activities	10,698	(12,427)	3,112

Cash flows from financing activities

Proceeds from long-term debt	—	40,000	30,000
Principal payments of long-term debt	—	(15,000)	—
Other financing activities	—	—	20

Net cash provided by financing activities	—	25,000	30,020

Net change in cash and cash equivalents	(7,372)	(2,295)	2,596

Cash and cash equivalents at beginning of period	35,008	3,394	1,099

Cash and cash equivalents at end of period	$27,636	$1,099	$3,695

See accompanying notes to condensed consolidated financial statements

IWO HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities-An Interpretation of Accounting Research Bulletin (ARB) No. 51” (“FIN 46”). This interpretation clarifies how to identify variable interest entities and how a company should assess its interests in a variable interest entity to decide whether to consolidate the entity. FIN 46 applies to variable interest entities created after January 31, 2003, in which a company obtains an interest after that date. Also, FIN 46 applies in the first fiscal quarter or interim period beginning after December 15, 2003, to variable interest entities in which a company holds a variable interest that it acquired before February 1, 2003. The adoption of the initial recognition and measurement provisions of this interpretation did not have a material effect on the Company’s financial position, results of operations or cash flows. The Company is currently analyzing the impact this interpretation will have on its consolidated results of operations and its financial position, with respect to entities acquired before February 1, 2003.

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

In May 2003, the Emerging Issues Task Force (“EITF”) modified its previous consensus to EITF 00-21 to clarify the scope of Issue 00-21 and its interaction with other authoritative literature. As permitted under the modified consensus, the Company adopted this modified consensus effective July 1, 2003 for all revenue arrangements entered into subsequent to June 30, 2003. EITF 00-21 addresses the determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the related revenues should be measured and allocated to the separate units of accounting. In applying this guidance, separate contracts with the same party, entered into at or near the same time, will be presumed to be a package, and the consideration will be measured and allocated to the separate units based on their relative fair values. The Company has reviewed EITF 00-21 and determined that the sale of handsets and future service under contract should be accounted for as separate units under EITF 00-21. As a result, the total consideration under these arrangements, including any related activation fees, is allocated between these separate units based on their relative fair values.

2.	Description of the Organization

IWO Holdings, Inc. (“the Company” or “IWO”) is a wholly owned subsidiary of US Unwired Inc. (“US Unwired”) and is principally engaged in the ownership and operation of wireless personal communications systems (“PCS”) in the northeastern region of the United States.

Certain reclassifications have been made to the financial statements for periods prior to the April 1, 2002 acquisition by US Unwired in order to conform the presentation to the nine-month period ended September 30, 2003.

3.	Liquidity

The Company has been unable to develop a business plan that provides sufficient cash to fund operations, debt service and capital requirements in 2003. The Company is in discussions with its banking group to arrive at an acceptable restructuring to preserve IWO liquidity but cannot state with certainty that an acceptable plan will be forthcoming. If an acceptable restructuring plan is not agreed upon by Company and the IWO banking group, the Company will soon be forced to seek protection under bankruptcy for IWO.

As of September 30, 2003, the Company had $27.6 million in cash and cash equivalents and $19.3 million in restricted cash; and indebtedness that consisted of $213.2 million related to its senior bank credit facility and $138.1 million related to its senior notes for a total of $351.3 million. A portion of the original proceeds of the senior notes offering was set aside as restricted cash to make the first six scheduled interest payments on the senior notes through January 2004. Repayment of the senior bank credit facility commences in March 2004.

Since March 2003, the Company has failed to make $7.5 million in interest payments on its $240 million senior bank credit facility and was not in compliance with its restrictive covenants under the senior bank credit facility at September 30, 2003. As a result of the Company’s failure to make scheduled interest payments and the covenant violations, the Company was in default of its senior bank credit facility at September 30, 2003 and the holders of the senior bank credit facility have denied the Company access to the remaining $25.2 million of availability. As a result, the Company has classified all outstanding indebtedness of both the senior bank credit facility and the senior notes as a current liability.

As a result of liquidity challenges, the Company has made the decision to reduce capital expenditures for network expansion and abandon the construction of cell sites that do not provide a sufficient level of enhanced coverage. The Company recorded an asset abandonment charge of $12.4 million during the nine-month period ended September 30, 2003 for the cell sites and the related property leases of these abandoned cell sites. Included in this asset abandonment charge are cell sites that the Company is required to construct to meet the build out requirements under its Sprint management agreement. Failure to complete the build out of the service area will place the Company in violation of its Sprint management agreement. As a result, Sprint PCS could declare the Company in default and take action up to and including termination of its Sprint management agreement. At September 30, 2003, the Company’s construction in progress included $4.9 million primarily related to cell sites that IWO plans to complete and management estimates that completion of these cell sites will require approximately $8.5 million in additional costs to complete construction and place these sites in operation. The Company anticipates that only a portion of these sites will be completed in 2003.

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

Considering the Company’s default of the loan agreements as discussed above, there is substantial doubt about the Company’s ability to continue as a going concern.

The Company’s Business Strategy

The Company has undertaken several initiatives designed to improve liquidity and reduce losses for 2003.

The Company has:

•	focused on attracting customers that are in good credit standing

•	reinstated a deposit requirement for higher credit risk subscribers and will request not to participate in any Sprint PCS programs where the Company’s analysis indicates adversely impacted levels of customer turnover or unsatisfactory economic returns.

•	restructured sales employees’ programs to pay higher commissions on subscribers with better credit ratings.

•	revised the local agent commission structure. The Company pays higher commissions for subscribers with good credit ratings. The Company has cancelled and continues to cancel agreements with local agents that continue to target higher credit risk subscribers or provide low economic value.

•	introduced a pre-pay program that requires advance payment for minutes of use. The Company believes that this program offers higher credit risk subscribers a less stressful environment in which to subscribe to the Company’s service by providing an opportunity to better manage their expenditures for the service provided and limits the Company’s bad debt exposure.

•	supplemented Sprint PCS’s customer service function with its own staff that focuses on subscriber retention.

•	limited its capital expenditures to: (1) capacity and required technical upgrades of existing equipment, and (2) only adding additional cell site coverage in areas that the Company expects will produce positive cash returns as a result of either new subscriber growth or decreases in subscriber turnover.

•	undertaken a corporate wide evaluation of expenses. This includes the consolidation of functions, divesting of unused and under utilized facilities, renegotiation of vendor contracts, extension of vendor payment terms and other cost cutting measures.

•	evaluated and continues to evaluate its markets and reduce sales staffing levels and close retail outlets that do not meet its minimum internal rates of returns.

•	continued to work with Sprint PCS to improve the detail, timeliness and accuracy of information processed by Sprint PCS on the Company’s behalf.

While the Company believes that these initiatives will have a positive impact on operating results, the Company cannot state with certainty that these initiatives will result in its ability to sustain operations or liquidity beyond or even to the end of 2003, given the information as discussed above.

4.	Details of Certain Balance Sheet Accounts

Major categories of property and equipment consisted of the following:

	September 30, 2003	December 31, 2002
	(In thousands)
Land	$168	$168
Buildings and leasehold improvements	9,361	9,352
Facilities and equipment	183,537	164,636
Furniture, fixtures and vehicles	5,684	5,685
Construction in progress	4,949	25,697

	203,699	205,538
Less: accumulated depreciation	33,932	15,660

	$169,767	$189,878

Intangibles assets consisted of the following:

	September 30, 2003	December 31, 2002
	(In thousands)
Sprint affiliation agreement	$19,766	$19,766
Subscriber base	57,500	57,500

	77,266	77,266
Less: accumulated amortization	44,155	21,749

Intangible assets, net	$33,111	$55,517

5.	Long-Term Obligations

Long-term obligations consisted of the following:

	September 30, 2003	December 31, 2002
	(In thousands)
Senior bank credit facility, in default	$213,184	$213,184
Senior subordinated discount notes	138,125	137,023

Long-term obligations	351,309	350,207
Less: current maturities, in default	351,309	—

Long-term obligations, excluding current maturities	$—	$350,207

The Company is an unrestricted subsidiary of US Unwired. As a result, funds available under the Company’s senior bank credit facility can only be used by the Company to finance the operations of the Company, and funds available under US Unwired’s senior bank credit facility can only be used by US Unwired to finance operations of US Unwired.

Since March 2003, the Company has failed to make $7.5 million in interest payments on its $240 million senior bank credit facility and was not in compliance with its restrictive covenants under its senior bank credit facility at September 30, 2003. As a result of the failure to make scheduled interest payments and the covenant violations, the Company was in default of its senior bank credit facility at September 30, 2003 and the holders of the senior bank credit facility have denied the Company access to the remaining $25.2 million of availability. As a result of this and those issues as discussed in Note 3 above, the Company has classified all outstanding indebtedness of both the senior bank credit facility and the senior notes as a current liability.

Senior Bank Credit Facility—$240 million

Effective December 2000, Independent Wireless One Corporation, a wholly owned subsidiary of the Company, entered into amended and restated secured bank credit facility (“senior bank credit facility”) under which it may borrow up to $240 million in the aggregate consisting of up to $70 million in revolving loans and $170 million in term loans. The senior bank credit facility matures in 2008. The term loans are due to be repaid in quarterly installments beginning in March 2004 and the reducing revolver matures in March 2008. All loans under the senior bank credit facility, effective with the date of the default, bear interest at a rate of 4.25-4.75 percent above the agent bank’s prime rate. The senior bank credit facility is collateralized by all of the assets of the Company and its subsidiaries.

Senior Notes—14%

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

The PCS licenses that the Company operates for Sprint PCS are subject to a requirement that the Company construct network facilities that offer coverage to 25% of the population or have substantial service in each of its Basic Trading Areas (“BTAs”) within five years from the grant of the licenses. As of September 30, 2003, management believes that Sprint PCS has met the requirements necessary for the licenses that the Company operates for Sprint PCS under its Sprint PCS management agreements.

The Company uses Sprint PCS to process all post-pay PCS subscriber billings including monthly recurring charges, airtime and other charges such as interconnect fees. The Company pays various fees to Sprint PCS for new subscribers as well as recurring monthly fees for services performed for existing customers including billing and management of customer accounts. Sprint PCS’s billing for these services is based upon an estimate of the actual costs incurred by Sprint PCS to provide such services. At the end of each calendar year, Sprint PCS compares its actual costs to provide such services to remittances by the Company for estimated billings and either refunds overpayments or bills for costs in excess of the payments made. Based upon information as provided by Sprint PCS, the Company believes it has adequately provided for the above-mentioned costs in the accompanying consolidated financial statements. Additionally, Sprint PCS has contracted with national retailers that sell handsets and service to new PCS subscribers in the Company’s markets. Sprint PCS pays these national retailers a new subscriber commission and provides handsets to such retailers below cost. Sprint PCS passes these costs of commissions and the handset subsidies to the Company.

The Company periodically reviews all charges from Sprint PCS and from time to time, the Company may dispute certain of these charges. As of September 30, 2003, the Company had disputed approximately $6.2 of charges to IWO. Based upon the information provided to the Company by Sprint PCS to date, the Company believes the accompanying condensed consolidated balance sheet adequately reflects its obligation that may be due to Sprint PCS for these charges.

On July 11, 2003, US Unwired and two of its subsidiaries, Louisiana Unwired, LLC and Texas Unwired, filed suit in the U.S. District Court for the Western District of Louisiana, against Sprint Corporation, Sprint Spectrum, L.P., Wireless, L.P. and Sprintcom, Inc. (collectively, “Sprint”). The suit alleges violations of the Racketeer Influenced and Corrupt Organizations Act, breach of fiduciary duty and fraud, arising out of Sprint’s conduct in its dealings with the plaintiff companies. It seeks treble actual damages in unspecified amounts and appointment of a receiver over property and assets controlled by Sprint in Louisiana. On September 25, 2003, US Unwired and its two subsidiaries filed an amended complaint to include contractual claims. The Company is not a plaintiff in this suit. On October 20, 2003, Sprint submitted their Answer, Defenses, and Counterclaim of Defendants seeking dismissal of US Unwired’s First Amended Complaint and filing a counter-claim for approximately $13.3 million related primarily to contractual disputes as discussed above. The Company is not a defendant in this suit. On October 21, 2003, Sprint filed a Defendants’ Partial Motion for Judgment on the Proceedings seeking partial dismissal of claims filed in the First Amended Complaint. On October 21, 2003, Sprint filed Defendant’s Motion to Strike Plaintiffs’ Jury Demand from the First Amended Complaint.

On October 10, 2003, Sprint PCS remitted to the Company a $0.9 million settlement primarily related to uncollected regulatory fees charged to subscribers. The Company had previously recognized this amount as bad debts expense and will record a benefit in the fourth quarter of 2003.

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

The information which follows presents the condensed consolidating balance sheet as of September 30, 2003 and December 31, 2002 and the condensed consolidating statements of operations and cash flows for the three and nine-month periods ended September 30, 2003 and 2002 of (a) the Parent Company, IWO Holdings, Inc., (b) the “Guarantor”, Independent Wireless One Corporation, and (c) the “Non-Guarantor”, Independent Wireless One Leased Realty Corporation, and includes consolidating entries and the Company on a consolidated basis.

Condensed Consolidating Balance Sheet

	September 30, 2003
	IWO Holdings, Inc. (Parent)	Independent Wireless One Corp. (Guarantor)	Independent Wireless One Leased Realty Corp. (Non-guarantor)	Consolidating Entries	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$—	$27,636	$—	$—	$27,636
Restricted cash and US Treasury securities at amortized cost—held to maturity	11,234	8,060	—	—	19,294
Subscriber receivables, net	—	12,436	—	—	12,436
Intercompany receivable (payable)	160,000	(156,676)	(3,129)	—	195
Inventory	—	1,459	—	—	1,459
Prepaid expenses and other assets	—	3,978	3,129	—	7,107

Total current assets	171,234	(103,107)	—	—	68,127
Investment in subsidiary	(135,676)	—	—	135,676	—
Property and equipment, net	—	169,767	—	—	169,767
Intangible assets, net	—	33,111	—	—	33,111
Note receivable	—	177	—	—	177
Other assets	—	16,772	—	—	16,772

Total assets	$35,558	$116,720	$—	$135,676	$287,954

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities:
Accounts payable	$—	$11,333	$—	$—	$11,333
Accrued expenses	4,667	27,411	—	—	32,078
Current maturities of long-term obligations	138,125	213,184	—	—	351,309

Total current liabilities	142,792	251,928	—	—	394,720
Long-term obligations	—	—	—	—	—
Other	—	468	—	—	468

Stockholder’s deficit:
Common stock	1	—	—	—	1
Additional paid in capital	446,449	383,444	—	(383,444)	446,449
Retained deficit	(553,684)	(519,120)	—	519,120	(553,684)

Total stockholder’s equity (deficit)	(107,234)	(135,676)	—	135,676	(107,234)

Total liabilities and stockholder’s equity (deficit)	$35,558	$116,720	$—	$135,676	$287,954

Condensed Consolidating Balance Sheet

	December 31, 2002
	IWO Holdings, Inc. (Parent)	Independent Wireless One Corp. (Guarantor)	Independent Wireless One Leased Realty Corp. (Non-guarantor)	Consolidating Entries	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$—	$35,008	$—	$—	$35,008
Restricted cash and US Treasury securities at amortized cost—held to maturity	33,218	—	—	—	33,218
Subscriber receivables, net	—	11,843	—	—	11,843
Intercompany receivable (payable)	160,000	(156,716)	(2,964)	—	320
Inventory	—	2,579	—	—	2,579
Prepaid expenses and other assets	—	3,312	2,964	—	6,276

Total current assets	193,218	(103,974)	—	—	89,244
Restricted cash	—	8,000	—	—	8,000
Investment in subsidiary	(80,975)	—	—	80,975	—
Property and equipment, net	—	189,878	—	—	189,878
Intangible assets, net	—	55,517	—	—	55,517
Note receivable	—	174	—	—	174
Other assets	—	17,612	—	—	17,612

Total assets	$112,243	$167,207	$—	$80,975	$360,425

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities:
Accounts payable	$—	$14,994	$—	$—	$14,994
Accrued expenses	10,267	19,053	—	—	29,320

Total current liabilities	10,267	34,047	—	—	44,314
Long-term debt	137,023	213,184	—	—	350,207
Other	—	951	—	—	951
Stockholder’s deficit:
Common stock	1	—	—	—	1
Additional paid in capital	446,449	383,444	—	(383,444)	446,449
Retained deficit	(481,497)	(464,419)	—	464,419	(481,497)

Total stockholder’s equity (deficit)	(35,047)	(80,975)	—	80,975	(35,047)

Total liabilities and stockholder’s equity (deficit)	$112,243	$167,207	$—	$80,975	$360,425

Condensed Consolidating Statement of Operations

	Three-month period ended September 30, 2003
	IWO Holdings, Inc. (Parent)	Independent Wireless One Corp. (Guarantor)	Independent Wireless One Leased Realty Corp. (Non-guarantor)	Consolidating Entries	Consolidated
	(in thousands)
Revenues	$—	$46,169	$3,458	$(3,458)	$46,169
Operating expenses	—	52,967	3,458	(3,458)	52,967

Operating loss	—	(6,798)	—	—	(6,798)
Other expense, net	(5,900)	(4,920)	—	—	(10,820)
Equity in losses of wholly-owned subsidiaries	(11,718)	—	—	11,718	—

Net loss	$(17,618)	$(11,718)	$—	$11,718	$(17,618)

Condensed Consolidating Statement of Operations

	Three-month period ended September 30, 2002
	IWO Holdings, Inc. (Parent)	Independent Wireless One Corp. (Guarantor)	Independent Wireless One Leased Realty Corp. (Non-guarantor)	Consolidating Entries	Consolidated
	(in thousands)
Revenues	$—	$42,668	$3,529	$(3,529)	$42,668
Operating expenses	—	62,160	3,529	(3,529)	62,160

Operating loss	—	(19,492)	—	—	(19,492)
Other expense, net	(5,699)	(3,190)	—	—	(8,889)
Equity in losses of wholly-owned subsidiaries	(20,800)	—	—	20,800	—

Net loss before income benefit	(26,499)	(22,682)	—	20,800	(28,381)
Income tax benefit	—	(1,882)	—	—	(1,882)

Net loss	$(26,499)	$(20,800)	$—	$20,800	$(26,499)

Condensed Consolidating Statement of Operations

	Nine-month period ended September 30, 2003
	IWO Holdings, Inc. (Parent)	Independent Wireless One Corp. (Guarantor)	Independent Wireless One Leased Realty Corp. (Non-guarantor)	Consolidating Entries	Consolidated
	(in thousands)
Revenues	$—	$127,802	$10,914	$(10,914)	$127,802
Operating expenses	—	171,299	10,914	(10,914)	171,299

Operating loss	—	(43,497)	—	—	(43,497)
Other expense, net	(17,486)	(11,205)	—	—	(28,691)
Equity in losses of wholly-owned subsidiaries	(54,702)	—	—	54,702	—

Net loss	$(72,188)	$(54,702)	$—	$54,702	$(72,188)

Condensed Consolidating Statement of Operations

	January 1, 2002 through March 31, 2002
	IWO Holdings, Inc. (Parent)	Independent Wireless One Corp. (Guarantor)	Independent Wireless One Leased Realty Corp. (Non-guarantor)	Consolidating Entries	Consolidated
	(in thousands)
Revenues	$—	$35,536	$3,092	$(3,092)	$35,536
Operating expenses	—	55,724	3,092	(3,092)	55,724

Operating loss	—	(20,188)	—	—	(20,188)
Other expense, net	(4,613)	(2,035)	—	—	(6,648)
Equity in losses of subsidiaries	(22,223)	—	—	22,223	—

Net loss before income tax benefit	(26,836)	(22,223)	—	22,223	(26,836)
Income tax benefit	—	—	—	—	—

Net loss	$(26,836)	$(22,223)	$—	$22,223	$(26,836)

Condensed Consolidating Statement of Operations

	April 1, 2002 through September 30, 2002
	IWO Holdings, Inc. (Parent)	Independent Wireless One Corp. (Guarantor)	Independent Wireless One Leased Realty Corp. (Non-guarantor)	Consolidating Entries	Consolidated
	(in thousands)
Revenues	$—	$82,244	$6,744	$(6,744)	$82,244
Operating expenses	—	119,014	6,744	(6,744)	119,014

Operating loss	—	(36,770)	—	—	(36,770)
Other expense, net	(11,382)	(5,968)	—	—	(17,350)
Equity in losses of subsidiaries	(38,234)	—	—	38,234	—

Net loss before income tax benefit	(49,616)	(42,738)	—	38,234	(54,120)
Income tax benefit	—	(4,504)	—	—	(4,504)

Net loss	$(49,616)	$(38,234)	$—	$38,234	$(49,616)

Condensed Consolidating Statement of Cash Flows

	Nine-month period ended September 30, 2003
	IWO Holdings, Inc. (Parent)	Independent Wireless One Corp. (Guarantor)	Independent Wireless One Leased Realty Corp. (Non-guarantor)	Consolidating Entries	Consolidated
	(in thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(21,924)	$3,854	$—	$—	$(18,070)

Cash flows from investing activities:
Release of restricted cash and U.S. Treasury securities	21,924	—	—	—	21,924
Payments for the purchase of equipment	—	(11,226)	—	—	(11,226)
Maturities of marketable securities	—	—	—	—	—

Net cash provided by (used in) investing activities	21,924	(11,226)	—	—	10,698

Cash flows from financing activities:
Proceeds from long-term debt	—	—	—	—	—
Proceeds from promissory notes	—	—	—	—	—

Net cash provided by (used in) financing activities	—	—	—	—	—

Net change in cash and cash equivalents	—	(7,372)	—	—	(7,372)
Cash and cash equivalents at beginning of period	—	35,008	—	—	35,008

Cash and cash equivalents at end of period	$—	$27,636	$—	$—	$27,636

Condensed Consolidating Statement of Cash Flows

	January 1, 2002 through March 31, 2002
	IWO Holdings, Inc. (Parent)	Independent Wireless One Corp. (Guarantor)	Independent Wireless One Leased Realty Corp. (Non-guarantor)	Consolidating Entries	Consolidated
	(in thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(10,717)	$(4,151)	$—	$—	$(14,868)

Cash flows from investing activities:
Release of restricted cash and U.S. Treasury securities	10,717	—	—	—	10,717
Payments for the purchase of equipment	—	(29,144)	—	—	(29,144)
Maturities of marketable securities	—	6,000	—	—	6,000

Net cash provided by (used in) investing activities	10,717	(23,144)	—	—	(12,427)

Cash flows from financing activities:
Proceeds from long-term debt	—	40,000	—	—	40,000
Principal payments of long-term debt	—	(15,000)	—	—	(15,000)

Net cash provided by (used in) financing activities	—	25,000	—	—	25,000

Net change in cash and cash equivalents	—	(2,295)	—	—	(2,295)
Cash and cash equivalents at beginning of period	—	3,394	—	—	3,394

Cash and cash equivalents at end of period	$—	$1,099	$—	$—	$1,099

Condensed Consolidating Statement of Cash Flows

	April 1, 2002 through September 30, 2002
	IWO Holdings, Inc. (Parent)	Independent Wireless One Corp. (Guarantor)	Independent Wireless One Leased Realty Corp. (Non-guarantor)	Consolidating Entries	Consolidated
	(in thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(10,682)	$(19,854)	$—	$—	$(30,536)

Cash flows from investing activities:
Release of restricted cash and U.S. Treasury securities	10,682	—	—	—	10,682
Payments for the purchase of equipment	—	(40,737)	—	—	(40,737)
Maturities of marketable securities	—	33,167	—	—	33,167

Net cash provided by (used in) investing activities	10,682	(7,570)	—	—	3,112

Cash flows from financing activities:
Proceeds from long-term debt	—	30,000	—	—	30,000
Proceeds from promissory notes	—	20	—	—	20

Net cash provided by (used in) financing activities	—	30,020	—	—	30,020

Net change cash and cash equivalents	—	2,596	—	—	2,596
Cash and cash equivalents at beginning of period	—	1,099	—	—	1,099

Cash and cash equivalents at end of period	$—	$3,695	$—	$—	$3,695

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements, which are statements about future business strategy, operations and capabilities, construction plan, construction schedule, financial projections, plans and objectives of management, expected actions of third parties and other matters. Forward-looking statements often include words like believes, belief, expects, plans, anticipates, intends, projects, estimates, may, might, would or similar words. Forward-looking statements speak only as of the date of this report. They involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different. In addition to the investment considerations described elsewhere, specific factors that might cause such a difference include, but are not limited to (i) our ability to finance future growth opportunities; (ii) our dependence on Sprint PCS; (iii) our ability to expand our Sprint PCS network or to upgrade the Sprint PCS network to accommodate new technologies; (iv) limited operating history in the PCS market and anticipation of future losses; (v) potential fluctuations in operating results; (vi) changes or advances in technology; (vii) changes in law or government regulation; (viii) competition in the industry and markets in which we operate; (ix) future acquisitions; (x) our ability to attract and retain skilled personnel; (xi) our dependence on contractor and consultant services, network implementation and information technology support; (xii) our potential inability to expand the services and related products we provide in the event of substantial increases in demand in excess of supply for network and handset equipment and related services and products; (xiii) the availability at acceptable terms of sufficient funds to pay for our business plans; (xiv) changes in labor, equipment and capital costs; (xv) any inability to comply with the indentures that govern our senior notes or credit agreements; (xvi) changes in management; and (xvii) general economic and business conditions.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, activation fee revenues and related expense, determination of fair value of separate units for the application of EITF 00-21, revenue recognition of contract cancellation and late fees, inventory reserves, intangible assets and contingencies. We base our estimates on our historical experience, the historical experience of Sprint PCS and the historical experience of other Sprint PCS affiliates and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may vary from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our significant judgments and estimates used in the preparation of our consolidated financial statements.

Reliance on Sprint PCS Processing

We rely on Sprint PCS for much of our financial reporting information including: revenues; commissions paid to national retailers; fees paid for customer care and billing; roaming revenue and roaming expense on the Sprint PCS and Sprint PCS affiliate network; and, the maintenance of accounts receivable, including cash collections and the write off of customer balances that are not collectible and the accuracy of our accounts receivable balance. Where uncertainty exists regarding revenues, we do not record these revenues until substantive information has been provided to ensure that such revenues have been earned. Based upon the timing of the information received from Sprint PCS, we make certain assumptions that the information is accurate and that it is consistent with historical trends. We also rely upon the evaluation of internal controls as performed by Sprint PCS’s external auditors that were performed in accordance with AICPA Statement on Auditing Standards (SAS) No. 70.

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

For sales channels other than our retail outlets, we defer revenues collected for activation fees over the estimated life of the subscriber relationship, which we believe to be 15-24 months, based upon our historical trends of average customer lives and discussions with Sprint PCS. For these same sales channels, we also defer an activation expense in an amount equal to the activation fee revenue and amortize this expense in an amount equal to the activation fee revenue over the life of the subscriber relationship. If the estimated life of the subscriber relationship increases or decreases, the amounts of deferred revenue and deferred expense will be adjusted over the revised estimated life of the subscriber relationship. For our retail sales channels, the sale of handsets and future service under contract are accounted for as separate units under EITF 00-21. As a result, the total consideration under these arrangements, including any related activation fees, is allocated between these separate units based upon their relative fair values. The determination of fair values for these separate units can vary depending upon market conditions.

Inventory Reserves

We review our inventory semi-annually and write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be necessary.

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

Our statements of operations and cash flows for the nine-month period ended September 30, 2002 are presented as two distinct periods; the three-month period ended March 31, 2002 that are prior to our acquisition by US Unwired and the six-month period ended September 30, 2002 that are subsequent to the acquisition. Certain reclassifications have been made to our financial statements for periods prior to the acquisition in order to conform to the post-acquisition presentation.

For discussion purposes, we have combined the three-month period of January 1, 2002 to March 31, 2002 (pre-acquisition period) and the six-month period of April 1, 2002 to September 30, 2002 (post-acquisition period) for comparison to the nine-month period ended September 30, 2003.

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002
Revenues:
Subscriber	$34,042	$28,970	$96,785	$83,362
Roaming	10,257	11,806	25,641	27,928
Merchandise sales	1,750	1,881	4,979	6,469
Other revenue	120	11	397	21

Total revenue	46,169	42,668	127,802	117,780
Expense:
Cost of service	17,788	18,325	52,026	54,694
Merchandise cost of sales	3,284	2,741	8,159	10,026
General and administrative	10,960	14,347	35,694	45,695
Sales and marketing	7,149	11,421	22,266	28,578
Depreciation and amortization	13,786	15,326	40,751	35,745
Asset abandonment charge	—	—	12,403	—

Total operating expense	52,967	62,160	171,299	174,738

Operating loss	(6,798)	(19,492)	(43,497)	(56,958)
Other expense:
Interest expense, net	(10,820)	(8,889)	(28,691)	(23,998)

Loss before income tax benefit	(17,618)	(28,381)	(72,188)	(80,956)
Income tax benefit	—	(1,882)	—	(4,504)

Net loss	$(17,618)	$(26,499)	$(72,188)	$(76,452)

	For the nine months ended September 30,
	2003	2002
Cash flows from operating activities

Net cash used in operating activities	$(18,070)	$(45,404)

Cash flows from investing activities

Release of restricted and US Treasury securities	21,924	21,399
Payments for the purchase of equipment	(11,226)	(69,881)
Proceeds on maturities of marketable securities	—	39,167

Net cash provided by (used in) investing activities	10,698	(9,315)

Cash flows from financing activities

Proceeds from long-term debt	—	70,000
Principal payments of long-term debt	—	(15,000)
Other financing activities	—	20

Net cash provided by financing activities	—	55,020

Net change in cash and cash equivalents	(7,372)	301
Cash and cash equivalents at beginning of period	35,008	3,394

Cash and cash equivalents at end of period	$27,636	$3,695

Liquidity and Capital Resources

For a discussion on Liquidity, refer to Note 3 to our Condensed Consolidated Financial Statements that is included in this filing and which is incorporated by this reference.

Cash Flows

Net cash used in operating activities during the nine-month period ended September 30, 2003 was $18.1 million. Net cash provided by investing activities during the nine-month period ended September 30, 2003 was $10.7 million and included $21.9 million in proceeds of restricted cash offset by $11.2 million for capital expenditures. Net cash provided by financing activities during the nine-month period ended September 30, 2003 was $0.

Performance Measurements and Metrics

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

	Three month period ended September 30,		Nine month period ended September 30,
	2003	2002	2003	2002
Subscribers
Gross Additions	21,373	33,049	69,416	95,938
Net Additions	610	9,083	9,801	35,625
Total Customers	210,897	190,853	210,897	190,853
Churn	3.0%	3.9%	3.0%	3.5%

Average Revenue Per User, Monthly
Including Roaming	$70.06	$72.90	$65.63	$70.71
Without Roaming	$53.84	$51.80	$51.89	$52.96

Cash Cost Per User, Monthly
Including Roaming	$45.46	$58.41	$47.03	$58.90
Without Roaming	$34.21	$43.68	$36.39	$44.34

Cost Per Gross Addition	$406	$372	$367	$335

Average Monthly MOUs Per Subscriber
Home	480	408	467	404
Roaming off our Network	159	126	150	120

System MOUs (Millions)
Subscriber	304	228	870	636
Roaming	147	103	356	240

Licensed POPs (Millions)	6.3	6.3	6.3	6.3
Covered POPs (Millions)	4.7	4.6	4.7	4.6
Towers (owned and leased)	671	599	671	599
Cum. CapEx Per Covered POP	$58.66	$55.82	$58.66	$55.82

Subscribers

We refer to our customers as “subscribers”. Gross additions refer to the total number of new subscribers added during the period. Net subscribers refer to the total number of new subscriber additions during the period reduced by any subscribers that have cancelled or terminated their service with us during this same period.

The number of gross additions decreased for the three and nine month periods ended September 30, 2003 as compared to the three and nine month periods ended September 30, 2002 primarily as a result of our marketing efforts to target customers of good credit quality and the re-institution and increase of deposits for credit challenged subscribers.

The number of net additions decreased for the three and nine month periods ended September 30, 2003 as compared to the three and nine month periods ended September 30, 2002 primarily as a result of a reduction in gross additions that was partially offset by an improvement in subscriber churn, as discussed below.

Churn

Churn is the monthly rate of customer turnover expressed as a percentage of our overall average customers for the reporting period. Customer turnover includes both customers that elected voluntarily to not continue using our service and customers that were involuntarily terminated from using our service because of non-payment. Churn is calculated by dividing the sum of (i) the number of customers that discontinue service; (ii) less those customers discontinuing their service within 30 days of their original activation date; (iii) adding back those customers that reactivate their service, by our overall average customers for the reporting period; and, (iv) dividing by the number of months in the period. The decrease in churn for the three and nine-month periods ended September 30, 2003 as compared to the three and nine-month periods ended September 30, 2002 was primarily as a result of a continuing improvement in the credit quality of our subscriber base.

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

Effective January 1, 2003, Sprint PCS reduced the reciprocal travel rate from $0.10 per minute in 2002 to $0.058 per minute in 2003. For the three-month period ended September 30, 2003, the reduction in the travel rate has resulted in a $5.7 million decrease to our revenues, a $4.3 million decrease to our expenses and a reduction to our cash flow of $1.4 million. For the nine-month period ended September 30, 2003 the reduction in the travel rate has resulted in a $13.0 million decrease to our revenues, an $11.8 million decrease to our expenses and a reduction to our cash flow of $1.2 million.

Average Revenue per User

Average revenue per user (“ARPU”) is the average monthly service revenue per subscriber and is calculated by dividing total subscriber revenue for the period by the average number of subscribers during the period. We present ARPU excluding and including roaming revenue. The increase in ARPU excluding roaming for the three-month period ended September 30, 2003 as compared to the three-month period ended September 30, 2002 was primarily as a result of an E-911 reimbursement as discussed in Subscriber Revenues below that added $1.80. The decrease in ARPU excluding roaming for the nine month period ended September 30, 2003 as compared to the nine month period ended September 30, 2002 was primarily as a result of the E-911 reimbursement offset by subscriber plans that offer more generous allotment of minutes. The decrease in ARPU including roaming for the three and nine-month periods ended September 30, 2003 as compared to the three and nine-month periods ended September 30, 2002 was primarily the result of the reduction in the reciprocal travel rate as discussed above.

Cash Cost per User

Cash cost per user (“CCPU”) is a measure of the average monthly operating costs to operate the business on a per user basis consisting of subscriber support, network operations, service delivery, roaming expense, bad debt expense, wireless handset upgrade subsidies (but not commissions) and other general and administrative costs, divided by average subscribers for the period. The decrease in CCPU for the three and nine-month periods ended September 30, 2003 as compared to the three and nine-month periods ended September 30, 2002 was primarily as a result of reductions in bad debt and reductions in payroll and general overhead expenses as a result of integration efforts related to the April 1, 2002 acquisition by US Unwired.

Cost per Gross Addition

Cost per gross addition (“CPGA”) summarizes the average cost to acquire all customers during the reporting period. CPGA is computed by adding selling and marketing expenses, cost of equipment and activation costs and reducing the amount by the revenue from handset and accessory sales. The net amount is divided by the number of total new subscribers added for the period. The increase in CPGA for the three and nine month periods ended September 30, 2003 as compared to the three and nine month periods ended September 30, 2002 was primarily a result of fewer gross additions, despite an overall decrease in the expenses.

Average Monthly Minutes of Use per Subscriber

We calculate average monthly minutes of use (“MOUs) per subscriber to provide us with an indication of the effectiveness of our basic service plans. We calculate average monthly MOUs per subscriber by dividing total subscriber minutes with and without roaming by the average number of our subscribers. Our average subscriber MOUs with and without roaming are increasing primarily as a result of more generous allotments in our basic service plans.

System Minutes of Use

System minutes of Use (“MOUs”) provide an indication of total network (“system”) usage. We track and evaluate network usage for our subscribers as well as other Sprint PCS, Sprint PCS affiliates and non-Sprint PCS subscribers using our network in order to assess network capacity. Our overall system minutes are increasing primarily as a result of increases to subscribers and increases in minutes allotted to subscriber plans.

Resident Population/ Service Area

Our service area comprises a population (“Licensed POPs”) of approximately 6.3 million residents. When we use the term “Covered POPs”, we refer to that portion of residents in our service area that have service available as a result of our network build out. The number of people in our service area does not represent the number of Sprint PCS subscribers that we expect to have in our service area. The increase in Covered POPs is the result of additional cell site towers (“towers”) that either we have constructed and own or where we have leased space on cell site towers owned by others.

Cumulative Capital Expenditures Per Covered POP

Cumulative Capital Expenditures Per Covered POP (“Cum CapEx Per Covered POP”) is calculated by dividing our capital expenditures since inception by our ending Covered POPs.

Three Month Period Ended September 30, 2003 Compared to the Three Month Period Ended September 30, 2002

Revenues

	Three-month period ended September 30,
	2003	2002
	(In thousands)
Subscriber revenues	$34,042	$28,970
Roaming revenues	10,257	11,806
Merchandise sales	1,750	1,881
Other revenues	120	11

Total revenues	$46,169	$42,668

Subscriber revenues

Total subscriber revenues were $34.0 million for the three-month period ended September 30, 2003 as compared to $29.0 million for the three-month period ended September 30, 2002, representing an increase of $5.0 million and was primarily the result of a one time $0.9 million revenue adjustment form Sprint PCS to recognize an E911 monthly surcharge that was applied to each of our subscriber’s bills and an increase in subscribers.

Roaming revenues

Roaming revenues were $10.3 million for the three-month period ended September 30, 2003 as compared to $11.8 million for the three-month period ended September 30, 2002, representing a decrease of $1.5 million and was primarily the result of an increase of $4.2 million related to a higher volume of PCS subscribers traveling though our service area offset by a decrease of $5.7 million related to our decrease in the reciprocal travel rate as discussed in Subscriber and Roaming Revenue above.

Merchandise sales

Merchandise sales were $1.8 million for the three-month period ended September 30, 2003 as compared to $1.9 million for the three-month period ended September 30, 2002, representing a decrease of $.1 million. An increase of $.3 million related to the July 1, 2003 adoption of EITF 00-21 as discussed in Footnote 1 above was offset by fewer subscriber additions and steeper discounts on handset sales to new subscribers. The cost of handsets typically exceeds the amount received from our subscribers because we subsidize the price of handsets to remain competitive in the marketplace.

Operating Expenses

	Three-month period ended September 30,
	2003	2002
	(In thousands)
Cost of service	17,788	$18,325
Merchandise cost of sales	3,284	2,741
General & administrative	10,960	14,347
Sales & marketing	7,149	11,421
Depreciation & amortization	13,786	15,326

Total operating expenses	$52,967	$62,160

Cost of service

Cost of service was $17.8 million for the three-month period ended September 30, 2003 as compared to $18.3 million for the three-month period ended September 30, 2002, representing a decrease of $.5 million that consisted primarily of a $1.0 million decrease in roaming expense partially offset by increased repairs and maintenance and circuit expenses. The overall decrease in roaming expense consisted of an increase of $3.3 million related to a higher volume of our subscribers traveling through other Sprint PCS and Sprint PCS affiliate service area offset by a decrease of $4.3 million related to our decrease in the reciprocal travel rate as discussed in Subscriber and Roaming Revenue above.

Merchandise cost of sales

Merchandise cost of sales was $3.3 million for the three-month period ended September 30, 2003 as compared to $2.7 million for the three-month period ended September 30, 2002, representing an increase of $.6 million that was primarily related to adoption of EITF 00-21 as discussed above. As a result of the adoption of EITF 00-21 effective July 1, 2003, we no longer defer a portion of our handset cost for handsets sold in our retail outlets. The cost of handsets typically exceeds the amount received from our subscribers because we subsidize the price of handsets to remain competitive in the marketplace.

General and administrative expenses

General and administrative expenses were $11.0 million for the three-month period ended September 30, 2003 as compared to $14.3 million for the three-month period ended September 30, 2002, representing a decrease of $3.3 million and was primarily related to a $2.2 million decrease in bad debt expense and a $1.0 million decrease in payroll and general overhead expenses as a result of integration efforts related to the April 1, 2002 acquisition by US Unwired.

Sales and marketing expenses

Sales and marketing expenses were $7.1 million for the three-month period ended September 30, 2003 as compared to $11.4 million for the three-month period ended September 30, 2002, representing a decrease of $4.3 million and was primarily related to a $2.0 million decrease in advertising expense, a $1.1 million decrease in wages and benefits, a $.2 million decrease in handset subsidies and a $.8 million decrease in agent commissions.

Depreciation and amortization expense

Depreciation and amortization expense was $13.8 million for the three-month period ended September 30, 2003 as compared to $15.3 million for the three-month period ended September 30, 2002, representing a decrease of $1.5 million and was primarily due to a $2.7 million decrease in the amortization of intangible assets offset by a $1.2 million increase in depreciation expense. Property and equipment increased to $203.7 million at September 30, 2003 from $184.7 million at September 30, 2002, and intangibles assets decreased to $77.3 million at September 30, 2003 from $272.5 million at September 30, 2002, principally as a result of a $188.3 million impairment charge recorded in the fourth quarter of 2002.

Other Income/(Expense)

	Three-month period ended September 30,
	2003	2002
	(In thousands)
Interest expense	$(10,953)	$(9,476)
Interest income	164	587
Loss on asset sale	(31)	—

Total other expense	$(10,820)	$(8,889)

Interest expense was $11.0 million for the three-month period ended September 30, 2003 as compared to $9.5 million for the three-month period ended September 30, 2002, representing an increase of $1.5 million. Our outstanding debt was $351.3 million at September 30, 2003 as compared to $336.7 million at September 30, 2002. All loans under the senior bank credit facility, effective with the date of the default as discussed in Note 5 above, bear interest at a rate of 4.25-4.75 percent above the agent bank’s prime rate.

Interest income was $.2 million for the three-month period ended September 30, 2003 as compared to $.6 million for the three-month period ended September 30, 2002, representing a decrease of $.4 million. The decrease was primarily due to less cash and cash equivalents available for investment and a decrease in interest rates.

Nine Month Period Ended September 30, 2003 Compared to the Nine Month Period Ended September 30, 2002

Revenues

	Nine-month period ended September 30,
	2003	2002
	(In thousands)
Subscriber revenues	$96,785	$83,362
Roaming revenues	25,641	27,928
Merchandise sales	4,979	6,469
Other revenues	397	21

Total revenues	$127,802	$117,780

Subscriber revenues

Total subscriber revenues were $96.8 million for the nine-month period ended September 30, 2003 as compared to $83.4 million for the nine-month period ended September 30, 2002, representing an increase of $13.4 million and was primarily the result of an increase in subscribers.

Roaming revenues

Roaming revenues were $25.6 million for the nine-month period ended September 30, 2003 as compared to $27.9 million for the nine-month period ended September 30, 2002, representing a decrease of $2.3 million and was primarily the result of an increase of $10.7 million related to a higher volume of PCS subscribers traveling though our service area offset by a decrease of $13.0 million related to our decrease in the reciprocal travel rate as discussed in Subscriber and Roaming Revenue above.

Merchandise sales

Merchandise sales were $5.0 million for the nine-month period ended September 30, 2003 as compared to $6.5 million for the nine-month period ended September 30, 2002, representing an decrease of $1.5 million and related to fewer subscriber additions and higher discounts offered to new subscribers. The cost of handsets typically exceeds the amount received from our subscribers because we subsidize the price of handsets to remain competitive in the marketplace.

Operating Expenses

	Nine-month period ended September 30,
	2003	2002
	(In thousands)
Cost of service	$52,026	$54,694
Merchandise cost of sales	8,159	10,026
General & administrative	35,694	45,695
Sales & marketing	22,266	28,578
Depreciation & amortization	40,751	35,745
Asset abandonment charge	12,403	—

Total operating expenses	$171,299	$174,738

Cost of service

Cost of service was at $52.0 million for the nine-month period ended September 30, 2003 as compared to $54.7 for the nine-month period ended September 30, 2002, representing a decrease of $2.7 that consisted primarily of a $2.0 million decrease in circuit expense and interconnect usage, a $1.0 million decrease in wages and a $2.5 million decrease in roaming expense offset by a $1.1 million increase in new cell site lease expenses and escalators of existing leases and a $1.3 million increase in repairs and maintenance. The overall decrease in roaming expense consisted of an increase of $9.3 million related to a higher volume of our subscribers traveling though other Sprint PCS and Sprint PCS affiliate service area offset by a decrease of $11.8 million related to our decrease in the reciprocal travel rate as discussed in Subscriber and Roaming Revenue above.

Merchandise cost of sales

Merchandise cost of sales was $8.2 million for the nine-month period ended September 30, 2003 as compared to $10.0 million for the nine-month period ended September 30, 2002, representing a decrease of $1.8 million that was primarily related to fewer subscriber additions and to our to adoption of EITF 00-21 as discussed above. The cost of handsets typically exceeds the amount received from our subscribers because we subsidize the price of handsets to remain competitive in the marketplace.

General and administrative expenses

General and administrative expenses were $35.7 million for the nine-month period ended September 30, 2003 as compared to $45.7 million for the nine-month period ended September 30, 2002, representing a decrease of $10.0 million was primarily related to a $4.3 million decrease in bad debt expense, a $2.0 million decrease in payroll and other general and administrative functions as a result of the acquisition by US Unwired offset by $3.0 million in professional services related to debt restructuring as discussed in Liquidity above. The nine-month period ended September 30, 2002 also included $7.7 million of merger related expenses.

Sales and marketing expenses

Sales and marketing expenses were $22.3 million for the nine-month period ended September 30, 2003 as compared to $28.6 million for the nine-month period ended September 30, 2002, representing a decrease of $6.3 million and was primarily related to a $2.0 million decrease in advertising expense, a $1.0 million decrease in handset subsidies, a $2.0 million decrease in payroll and a $1.3 million decrease in agent commissions.

Depreciation and amortization expense

Depreciation and amortization expense was $40.8 million for the nine-month period ended September 30, 2003 as compared to $35.7 million for the nine-month period ended September 30, 2002, representing an increase of $5.0 million and was primarily due to a $1.2 million increase in the amortization of intangible assets and a $3.8 million increase in depreciation expense. Property and equipment increased to $203.7 million at September 30, 2003 from $184.7 million at September 30, 2002, and intangibles assets decreased to $77.3 million at September 30, 2003 from $272.5 million at September 30, 2002, principally as a result of a $188.3 million impairment charge recorded in the fourth quarter of 2002. The nine-month period ended September 30, 2003 reflects nine months of intangible amortization as compared to only six months of intangible amortization in the six-month period ended June 30, 2002 as the acquisition by US Unwired occurred in April 2002. Asset abandonment

As discussed in Liquidity in Note 3 above, we recorded a $12.4 million write off of construction in progress and related lease expense due to abandoned cell site construction.

Other Income/(Expense)

	Nine-month period ended September 30,
	2003	2002
	( In thousands)
Interest expense	$(29,368)	$(26,819)
Interest income	708	2,821
Loss on asset sale	(31)	—

Total other expense	$(28,691)	$(23,998)

Interest expense was $29.4 million for the nine-month period ended September 30, 2003 as compared to $26.8 million for the nine-month period ended September 30, 2002, representing an increase of $2.6 million. Our outstanding debt was $351.3 million at September 30, 2003 as compared to $336.7 million at September 30, 2002. All loans under the senior bank credit facility, effective with the date of the default as discussed in Note 5 above, bear interest at a rate of 4.25-4.75 percent above the agent bank’s prime rate.

Interest income was $.7 million for the nine-month period ended September 30, 2003 as compared to $2.8 million for the nine-month period ended September 30, 2002, representing a decrease of $2.1 million. The decrease was primarily due to less cash and cash equivalents available for investment and a decrease in interest rates.

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

Item 4. Controls and Procedures

As of September 30, 2003, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2003. There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II

Item 3. Defaults Upon Senior Securities

Since March 2003, Independent Wireless One Corporation, a wholly owned subsidiary of IWO, has failed to make $7.5 million in interest payments on its amended and restated secured credit facility (“the IWO senior bank credit facility”) under which it may borrow up to $240 million in the aggregate consisting of up to $70 million in revolving loans and $170 million in term loans and was not in compliance with its restrictive covenants. As a result of the failure to make scheduled interest payments and the covenant violations, the Company was in default of the IWO senior bank credit facility at September 30, 2003.

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

November 11, 2003	IWO HOLDINGS, INC.

	By:	/s/ Jerry E. Vaughn
Jerry E. Vaughn Chief Financial Officer