Form 10-K
period 2003-12-31
IWO HOLDINGS INC
filed 2004-03-02
CIK 1116181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from              to

Commission file number 333-39746

IWO Holdings, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	14-1818487
(State or other jurisdiction of incorporation or Organization)	(I.R.S. Employer Identification Number)

901 Lakeshore Drive Lake Charles, Louisiana 70601	70601
(Address of principal executive offices)	(Zip code)

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

PART I

Item 1. Business

Overview

Through our wholly owned subsidiary, Independent Wireless One Corporation, we provide wireless personal communication services, commonly referred to as PCS, in upstate New York, New Hampshire (other than the Nashua market), Vermont and portions of Massachusetts and Pennsylvania. We are a network partner of Sprint PCS, the personal communications services group of Sprint Corporation. Sprint PCS, directly and through network partners like us, provides wireless services in more than 4,000 cities and communities across the country. We have the exclusive right to provide digital PCS services under the Sprint® and Sprint PCS® brand names in service areas that had approximately 6.3 million residents as of December 31, 2003.

At December 31, 2003, we were providing PCS service to approximately 216,300 subscribers and network coverage to approximately 4.6 million residents or 73% out of approximately 6.3 million total residents. The number of residents in our service area does not represent the number of Sprint PCS subscribers that we expect to have in our service area.

Our Background

In April 2002, we were acquired by US Unwired Inc. (“US Unwired”). US Unwired provides PCS services and related products to customers in the southeastern United States as part of Sprint PCS’s network.

Recent Developments

For a discussion of recent developments in 2003 including our operating results, liquidity and relationship with Sprint PCS, please refer to Recent Developments in Item 7. Management’s Discussion and Analysis of Financial Condition And Results of Operations.

Our Affiliation with Sprint PCS

Sprint PCS adopted a strategy to extend its 100% digital, 100% PCS network by entering into agreements with independent wireless companies such as us to construct and manage Sprint PCS markets and market Sprint PCS services. Through these affiliations, Sprint PCS services are available in key areas contiguous to Sprint PCS markets.

Under our agreement with Sprint PCS, we market Sprint PCS products and services in our service area using licenses that Sprint PCS acquired from the FCC in 1994 and 1996. We are the only provider of Sprint PCS products and services in our service area. Some key points about this agreement are:

•	that it lasts up to 50 years with an initial period of 20 years and three successive 10-year renewal periods.

•	that it requires revenue sharing of 8% to Sprint PCS and 92% to us, except that we retain 100% of the revenues from merchandise sales and other revenues as defined in the Sprint PCS Management Agreement as well as 100% of the revenues from Sprint PCS and other Sprint PCS affiliate subscribers using our network while traveling in our service area.

•	If we terminate or breach the agreement, we may be required to sell our PCS business and network to Sprint PCS or to purchase the Sprint PCS licenses from Sprint PCS.

•	If Sprint PCS terminates or breaches the agreement, we may be able to sell our PCS business and network to Sprint PCS or to purchase the Sprint PCS licenses from Sprint PCS.

In addition, through our service agreement, we pay Sprint PCS service fees for certain administrative or ‘back office’ functions performed by Sprint PCS for us. We pay service fees to Sprint PCS for new subscribers activations as well recurring monthly fees for services performed for existing subscribers such as billing and customer service.

We also purchase other goods and services, such as handsets, from Sprint PCS where Sprint PCS has contracted with third party vendors. Sprint PCS has entered into agreements with national retailers that sell handsets and service to new subscribers in our markets. Sprint PCS pays these national retailers a new subscriber commission and provides handsets to them below cost. For new subscribers added in our markets by these national retailers, Sprint PCS passes the costs of commissions and handset subsidies to us.

We believe that our service area is important to the Sprint PCS network. To date, Sprint PCS has made considerable investments in the licenses covering our service area.

Our Service Area

Our Sprint PCS service area includes all or portions of 20 markets spanning over 57,600 square miles with a population of approximately 6.3 million people in upstate New York, New Hampshire (other than the Nashua market), Vermont and portions of Massachusetts and Pennsylvania. The number of residents in our service area does not represent the number of Sprint PCS subscribers that we expect to have in our service area.

PCS Services and Features

We offer Sprint PCS products and services in our service area. Our products and services are designed to mirror those of Sprint PCS and to be a part of the Sprint PCS nationwide network. Sprint PCS subscribers in our service area may use Sprint PCS services throughout our contiguous markets and seamlessly throughout the Sprint PCS network.

We support Sprint PCS’s newest technology, PCS Vision™, throughout our service area. PCS Vision™ allows subscribers that purchase handsets with the appropriate features the ability to access the Internet, receive and send email, download pictures and sounds, and take digital pictures either with a built-in or attachable camera.

We offer Code Division Multiple Access (CDMA) handsets that weigh 2.7 to 7.0 ounces and can offer up to 16 days of standby time and up to 3.8 hours of talk time. Many of these models are dual-mode handsets that allow subscribers to make and receive calls on both PCS and cellular frequency bands. All handsets are equipped with preprogrammed features and are sold under the Sprint PCS brand name.

We provide roaming service to both Sprint PCS subscribers that are traveling through our service area as well as certain non-Sprint PCS subscribers traveling through our service area. Sprint PCS and other affiliates provide a similar service to our subscribers traveling outside of our market area. Roaming allows a person to make a phone call outside the service are where they purchased the service.

PCS Marketing Strategy

We benefit from the recognizable Sprint PCS brand names and logos and from Sprint PCS’s technological developments. We enhance the national effort with local marketing managers and coordinators who develop strategies specifically tailored to our local markets. They assist the sales force in driving traffic to the stores through promotions, contests and community relations programs and assist the outside sales force in targeting business sales.

Pricing

We use the Sprint PCS pricing strategy to offer our subscribers a menu of service plans typically structured with monthly recurring charges, large local calling areas, bundles of minutes and options and features such as voicemail, enhanced caller identification, call waiting, three-way calling and wireless web. In order to meet the competitive needs of our specific local markets, we occasionally alter Sprint PCS’s pricing plans. In addition, we offer a pre-paid service called Chat Pak in certain markets where we believe that it will provide a competitive advantage.

Advertising

We capitalize on the Sprint PCS name and reputation to attract subscribers. We benefit from Sprint PCS’s national advertising campaign at no additional cost. Sprint PCS also runs numerous promotional campaigns that provide subscribers with benefits such as additional features at the same rate or free services. We direct our media and promotional efforts at the community level by advertising Sprint PCS’s products and services through radio, print, outdoor, billing inserts, direct mail and promotional displays in our retail stores.

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

Retail stores

We have 16 retail outlets. Our retail outlets are located in principal retail districts in each market, designed in accordance with Sprint PCS specifications and branded as Sprint stores. We use our stores for the distribution and sale of our handsets and services. Sales representatives in these outlets receive in-depth training that allows them to explain our service in an informed manner. We believe that these representatives foster effective and enduring customer relationships.

Mass merchandisers and outlets

We target subscribers through our mass-market retail outlets through Sprint PCS negotiated distribution agreements with national and regional mass merchandisers and consumer electronic retailers, including Radio Shack, Wal-Mart, Best Buy and Office Depot and have a presence in 266 national retail outlet locations in our service area.

Independent agents

We have a contracted network of independent agents with 68 outlets that creates additional opportunities for local distribution. Most of these businesses are family-owned consumer electronics dealers and wireless telecommunication retailers.

Other Sprint PCS initiatives

We participate in Sprint PCS’s national accounts program, which targets Fortune 1000 companies. This allows us to take advantage of Sprint PCS’s inbound telemarketing sales program and Sprint PCS’s internet site that allows subscribers in our service area who purchase products and services over the Sprint PCS internet site become subscribers of our PCS network.

Resellers

Effective July 2002, we agreed to participate in a reseller program in our service area through Sprint PCS as part of the partnership between Sprint PCS and Virgin Mobile USA, LLC (“Virgin”). The agreement allows Virgin to sell prepaid wireless services and pay us for use of our network on a per minute basis. Virgin targets the 15- to 30-year-old consumer market to purchase pay-as-you-go wireless communications services while eliminating the responsibilities of monthly bills and credit requirements.

No single manufacturer has accounted for more than 10% of our sales in the current reporting period or in the past three years.

Suppliers and Equipment Vendors

We do not manufacture any of the handsets that we use in our operations. We purchase our handsets directly from Sprint PCS and our accessories from certain other third party vendors.

Competition

We face significant competition in our service area from a number of competitors. There are five other national mobile telephony operators that offer service in at least some portion of our service area – AT&T Wireless, Verizon, Cingular, Nextel and T-Mobile. In addition, there are many local and regional carriers that offer PCS and cellular services in our service area. According to the FCC’s Eighth Annual Commercial Mobile Services Competition (“CDMR”) Report, released July 14, 2003, “…270 million people, or 95% of the total population, have three or more different operators offering mobile telephone service in the counties in which they live.”

Wireless local number portability (“WLNP”) was introduced in a portion of our markets in November 2003. WNLP allows customers to retain existing telephone numbers when switching from one wireless carrier to another. The introduction to WLNP in all of our markets in May 2004 may result in higher customer turnover, lower revenues and increased operating costs. We are closely monitoring it but cannot state with any certainty the impact that it will have on our future operations.

In order to attract new subscribers, we have offer discounts on handsets and service plans that include more minutes and/or more anytime time minutes and other enhancements such as complimentary periods of free data usage. Based upon increased competition, we anticipate that market prices for two-way wireless services will continue to decline in the future. We compete to attract and retain subscribers principally on the basis of services and features, the size and location of our service areas, network coverage and reliability, customer care and pricing. Our ability to compete successfully depends, in part, on our ability to anticipate and respond to various competitive factors affecting the industry, including new services that may be introduced, changes in consumer preferences, demographic trends, economic conditions and discount pricing strategies by competitors.

We believe that our ability to compete effectively with other PCS providers will depend on:

•	the continued expansion and improvement of the Sprint PCS network, the Sprint PCS customer care system and telephone handset options.

•	the continued success of CDMA technology in providing better call quality and clarity than other systems.

•	our competitive pricing with various options suiting individual subscribers calling needs.

The main wireless technologies used in the United States are: Code Division Multiple Access (“CDMA”), Global System Mobile Communications (“GSM”) and Time Division Multiple Access (“TDMA”).

Sprint PCS has chosen CDMA technology, which we believe offers significant advantages in the marketplace.

CDMA offers superior call quality and clarity. CDMA also offers the highest capacity of the three standards. This means that more simultaneous calls can be handled on a CDMA network than on equivalent TDMA or GSM networks. CDMA also offers a high level of security, giving subscribers confidence that their calls remain private. CDMA offers many advanced features such as short text messaging, Internet access, call waiting, call forwarding and three way calling. Several providers in the United States, including Sprint PCS and Verizon use CDMA technology.

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

GSM is the most widely adopted standard around the world. It originated in Europe, where it continues to be the dominant standard. It has been widely deployed for over ten years, which means that economies of scale for network and handset equipment have been achieved. This has lowered the cost of purchasing the equipment for a GSM system. GSM also offers increased call security and advanced features like those available on a CDMA network. T-Mobile uses GSM technology.

We do not currently face significant competition from resellers on our facilities and believe our relationship with Virgin compliments our other distribution channels. We expect to continue to be subject to the FCC rule that requires cellular and PCS licensees to permit resale of carrier service.

Network Operations

The Sprint PCS management agreement requires us to provide network coverage to 65% of the resident population in our service area. While we have completed a substantial portion of our initial network build out plan for our service area, due to liquidity issues, it does not appear that we will have sufficient financial resources to complete our build out. As noted below, included in our asset abandonment charge are cell sites that we are required to construct to meet the build out requirements under our Sprint PCS management agreement. Failure to complete the build out of our service area will place us in violation of our Sprint management agreement. As a result, Sprint PCS could declare us in default and take action up to and including termination of our Sprint management agreement.

Cell sites

Our preference is to selectively add cell sites through co-location, which is leasing available space on a tower owned by another company. When we co-locate, we generally have lower construction costs, and it is likely that any zoning difficulties have been resolved. As of December 31, 2003, we had 681 PCS cell sites, of which approximately 97% were co-locations and 3% owned with network coverage of approximately 4.7 million residents out of approximately 6.3 million total residents. The number of people in our service area does not represent the number of Sprint PCS subscribers that we expect to have in our service area.

Microwave relocation

Fixed microwave operators previously used the frequencies that are now allocated for PCS licenses. The FCC has established procedures for PCS licensees to relocate these existing microwave paths, generally at the PCS licensee’s expense. With Sprint PCS’s assistance, we have relocated all microwave paths for the PCS licenses that we own.

Switching centers

We own or lease property for our three switching centers in Albany, New York and Londonderry, New Hampshire. Each switching center serves several purposes, including subscriber validation, call routing, managing call hand off and managing access to landlines and access to Sprint PCS national platforms.

Interconnection

We connect our digital PCS network to the landline telephone system through interconnection agreements with local exchange carriers. Through our agreements with Sprint PCS, we benefit from the interconnection agreements that Sprint PCS negotiates.

Network monitoring systems

We use Sprint PCS’s Network Operations Control to provide monitoring and maintenance of our entire network, including the constant monitoring for blocked or dropped calls, call clarity and signs of tampering, cloning or fraud, the recording of network traffic statistics and the overseeing of customer usage, data collected at switch facilities and billing.

Government Regulation

The FCC and other federal, state and local regulatory agencies regulate our PCS system.

Licensing of PCS systems

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

Other regulatory requirements

The Communications Act preempts state and local regulation of the entry of, or the rates charged by, any provider of private mobile radio service or of commercial mobile radio service (“CMRS”), which includes PCS and cellular service. The FCC does not regulate CMRS or private mobile radio service rates. However, CMRS providers are common carriers and are required under the Communications Act to offer their services to the public without unreasonable discrimination.

The FCC imposes additional regulatory requirements on all CMRS, operators, which include PCS and cellular systems as well as some specialized mobile radio systems. These requirements may change. Some of the current requirements include:

•	Roaming. CMRS carriers must provide service to all subscribers of a compatible CMRS service in another geographic region.

•	Number portability. CMRS carriers are required to allow their subscribers to take their phone numbers with them if they change to a competitive service and must be able to deliver calls to carried numbers.

•	Enhanced 911. CMRS carriers must transmit 911 calls from any qualified handset without credit check or validation, must provide 911 service to individuals with speech or hearing disabilities, and must provide the approximate location of the 911 caller.

•	Wiretaps. CMRS carriers must provide law enforcement personnel with sufficient capacity to enable wiretaps on the CMRS network.

•	Customer information. The FCC has rules that protect the customer against the use of customer proprietary information for marketing purposes.

•	Interconnection. All telecommunications carriers, including CMRS carriers, must interconnect directly or indirectly with other telecommunications carriers.

•	Universal service and other fees. The FCC imposes universal service support fees on telecommunications carriers, including CMRS carriers. The FCC imposes additional fees for telecommunications relay service, number portability and the cost of FCC regulation.

•	Tower Construction, Marking and Lighting. The FCC and FAA regulate the location, height, and marking of proposed towers.

Transfers and assignments of PCS licenses

The FCC must approve the assignment or transfer of control of a license for a PCS system. In addition, the FCC requires licensees who transfer control of a PCS license within the first three years of their license term to disclose the total consideration received for the transfer. FCC approval is not required for the sale of an interest that does not transfer control of a license. Any acquisition or sale of a PCS interest may also require the prior approval of the Federal Trade Commission, the Department of Justice and state or local regulatory authorities.

State and Local Regulation

State governments can regulate terms and conditions of wireless service. Several states have imposed, or have proposed legislation that will impose, various consumer protection regulations on the wireless industry. States also may impose their own universal service support fees on wireless carriers, similar to the requirements that have been established by the FCC. At the local level, wireless facilities typically are subject to zoning and land use regulation, although the Communications Act preempts both state and local governments from categorically prohibiting the construction of wireless facilities in any community or unreasonably discriminating against a carrier. Numerous state and local jurisdictions have considered imposing conditions on a driver’s use of wireless technology while operating a motor vehicle, and a few have actually done so.

Foreign ownership

The Communications Act of 1934 limits the non-U.S. ownership of licensees. If foreign ownership exceeds the permitted level, the FCC may revoke the PCS licenses or require an ownership restructuring.

Additional spectrum

From time to time, the FCC conducts auctions of additional spectrum. We have no way of knowing whether the new spectrum in our service area will be used to compete with our PCS systems.

Intellectual Property

The Sprint® and Sprint PCS® brand names and logos are registered service trademarks owned by Sprint. We have license agreements with Sprint that allow us to use, without payment and only in our service area, the Sprint design logo and diamond symbol and other Sprint service marks, like Vision™. We can use some of Sprint’s licensed trademarks on some wireless telephone handsets. The license agreements have many restrictions on our use of their licensed marks. We are the only person entitled to market Sprint PCS products and services in our service area, except for the Sprint PCS national marketing programs.

Employees

As of December 31, 2003, we had approximately 187 employees. No union represents our employees. We believe that we have good relations with our employees.

Seasonality

Like the wireless communications industry in general, our subscribers increase in the fourth quarter due to the holiday season. A greater number of phones sold at holiday promotional prices increases our losses on merchandise sales. Our sales and marketing expenses increase also with holiday promotional activities. We generally have the most use and revenue per subscriber in the summer because of an increase in revenues from fees charged to non-IWO, non-Sprint PCS subscribers who use our network while traveling in our service area. We believe that the increased traffic in our service area comes from people traveling during summer vacation. We expect these trends to continue based on historical operating results.

ITEM 2. Properties

We own property that house our switching centers in Albany, New York. We lease property in a number of locations, primarily for administrative office space, our retail outlets, cell sites and a third switching center. We have leased approximately 38,000 square feet for a regional headquarters in Albany, New York. This lease expires on October 14, 2006. As of December 31, 2003, we had 681 PCS cell sites, of which approximately 97% were co-locations and 3% owned. We own property that houses switching equipment that supports our markets.

ITEM 3. Legal Proceedings

We have been from time to time involved in litigation that we believe ordinarily accompanies the communications business. We do not believe that any of our pending or threatened litigation will have a material adverse effect on our business or financial situation.

On July 11, 2003, US Unwired and two of its subsidiaries, Louisiana Unwired, LLC and Texas Unwired (“US Unwired”), filed suit in the U.S. District Court for the Western District of Louisiana, against Sprint Corporation, Sprint Spectrum, L.P., Wireless, L.P. and Sprintcom, Inc. (collectively, “Sprint”). The suit alleges violations of the Racketeer Influenced and Corrupt Organizations Act, breach of fiduciary duty and fraud arising out of Sprint’s conduct in its dealings with the plaintiff companies. It seeks treble actual damages in unspecified amounts and appointment of a receiver over property and assets controlled by Sprint in Louisiana. On September 25, 2003, US Unwired filed an amended complaint to include contractual claims. IWO is not a plaintiff in the original or the amended suit. On October 20, 2003, Sprint submitted their Answer, Defenses, and Counterclaim of Defendants seeking dismissal of US Unwired’s First Amended Complaint and filing a counter-claim for approximately $13.3 million related primarily to contractual disputes as discussed above. IWO is not a defendant in this suit. On October 21, 2003, Sprint filed a Defendants’ Partial Motion for Judgment on the Proceedings seeking partial dismissal of claims filed in the First Amended Complaint. On October 21, 2003, Sprint filed Defendant’s Motion to Strike Plaintiffs’ Jury Demand from the First Amended Complaint. On February 3, 2004, the U.S. District Court denied in all respects Sprint’s request to dismiss U.S. Unwired’s lawsuit. US Unwired and Sprint have submitted to the District Court an agreed upon schedule to complete the discovery process by and anticipate a late-2004 trial by jury in the State of Louisiana.

ITEM 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Not applicable

Item 6. Selected Financial Data

The following selected financial data are derived from the consolidated financial statements of IWO Holdings, Inc. and subsidiaries. The data should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.

	For the Year Ended December 31, 2003 (2)	For the Period From April 1, 2002 through December 31, 2002 (1)	For the Period From January 1, 2002 through March 31, 2002 (1)	For the Year Ended December 31,		For the period January 1, 1999 through December 20, 1999	For the period December 21, 1999 through December 31, 1999
				2001	2000
	(In thousands)
Statement of Operation Data:
Revenues	$171,849	$124,896	$35,536	$111,324	$59,313	$—	$—
Cost of services and merchandise sold	82,830	64,835	22,109	79,523	43,165	—	—
Other operating expenses	144,367	112,886	33,615	86,766	58,196	14,764	844
Impairment of goodwill (3)	—	214,191	—	—	—	—	—
Impairment of intangible assets (3)	—	188,330	—	—	—	—	—

Operating loss	$(55,348)	$(455,346)	$(20,188)	$(54,965)	$(42,048)	$(14,764)	$(844)

Loss from continuing operations	$(95,560)	$(481,497)	$(26,836)	$(76,941)	$(50,080)	$(14,842)	$(1,076)

	As of December 31,
	2003	2002 (1)	2001	2000	1999
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$32,337	$35,008	$3,394	$36,313	$104,752
Investments securities held to maturity at amortized costs	—	—	73,680	—	—
Restricted cash and US Treasury securities held to maturity	19,358	41,218	61,719	8,000	—
Property and equipment, net	165,872	189,878	176,226	102,564	782
Total assets	277,313	360,425	412,927	232,699	129,058
Long-term debt	351,697	350,207	297,407	80,000	—
Redeemable common stock	—	—	—	346	310
Stockholders’ equity (deficit)	(130,607)	(35,047)	55,793	123,494	122,591

(1)	On April 1, 2002, US Unwired acquired 100% of the outstanding common stock of the Company.
(2)	Other operating expenses includes an asset abandonment charge of $12.1 million for the cell sites and the related property leases of these abandoned cell sites.
(3)	In 2002, the Company recognized an impairment of goodwill and intangible assets as a result of its impairment testing of IWO in compliance with SFAS No. 142 Goodwill and Other Intangible Assets and SFAS No. 144 Accounting for the Disposal of Long-Lived Assets.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this Report. The discussion contains forward-looking statements that involve risks and uncertainties. For a detailed discussion on this topic, refer to our opening comments at the beginning of this Form 10-K.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to Sprint PCS disputes, bad debts, activation fee revenues and related expense, determination of fair value of separate units for the application of EITF 00-21, revenue recognition for contract cancellation and late fees, inventory reserves, intangible assets and contingencies. We base our estimates on our historical experience, the historical experience of Sprint PCS and the historical experience of other Sprint PCS affiliates and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may vary from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our significant judgments and estimates used in the preparation of our consolidated financial statements.

Reliance on Sprint PCS Processing

We rely on Sprint PCS for much of our financial reporting information including: revenues; commissions paid to national retailers; fees paid for customer care and billing; travel revenue and travel expense on the Sprint PCS and Sprint PCS affiliate network; and, the maintenance of accounts receivable, including cash collections and the write off of customer balances that are not collectible and the accuracy of our accounts receivable balance. Where uncertainty exists regarding revenues, we do not record these revenues until substantive information has been provided to ensure that such revenues have been earned. Based upon the timing of the information received from Sprint PCS, we make certain assumptions that the information is accurate and that it is consistent with historical trends. We also rely upon the evaluation of internal controls as performed by Sprint PCS’s external auditors that were performed in accordance with AICPA Statement on Auditing Standards (SAS) No. 70.

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

Revenue Recognition

We recognize only a portion of contract cancellation fees billed to subscribers that disconnect service prior to fulfilling the contractual length of service, as there is significant uncertainty that all contract cancellation fees that are billed will be collected. We have very limited information at a detail level sufficient to perform our own evaluation and rely on discussions with Sprint PCS and other Sprint PCS affiliates to make our estimates. If the collections on contract cancellation fees are less than that recognized, additional allowances may be required.

We recognize only a portion of late fees billed to subscribers that fail to pay their bills within the required payment period, as there is no assurance that all late fees that are billed will be collected. We have very limited information at a detail level sufficient to perform our own evaluation and rely on discussions with Sprint PCS and other Sprint PCS affiliates to make our estimates. If the collections on late fees are less than that recognized, additional allowances may be required.

For sales channels other than our retail outlets, we defer revenues collected for activation fees over the estimated life of the subscriber relationship, which we believe to be up to 32 months, based upon our historical trends of average customer lives and discussions with Sprint PCS and other Sprint PCS affiliates. For these same sales channels, we also defer an activation expense in an amount equal to the activation fee revenue and amortize this expense in an amount equal to the activation fee revenue over the life of the subscriber relationship. If the estimated life of the subscriber relationship increases or decreases, the amounts of deferred revenue and deferred expense will be adjusted over the revised estimated life of the subscriber relationship. For our retail sales channels, the sale of handsets and future service under contract are accounted for as separate units under EITF 00-21. As a result, the total consideration under these arrangements, including any related activation fees, is allocated between these separate units based upon their relative fair values. The determination of fair values for these separate units can vary depending upon market conditions.

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

Goodwill and Intangible Assets Impairment Analysis

We perform impairment tests of goodwill and long lived assets, including intangible assets, as required by Statements of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets(SFAS 142) and No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). The impairment analysis requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell the asset. SFAS No. 142 requires annual tests for impairment of goodwill and intangible assets that have indefinite useful lives and interim tests when an event has occurred that more likely than not has reduced the fair value of such assets.

We determined that US Unwired and IWO are to be considered separate reporting units under SFAS No. 142, as each constitutes a separate business for which discrete financial information is available and management regularly reviews the operating results of each of these businesses. This determination is further supported as each has separate senior bank credit facilities and separate senior subordinated discount notes (US Unwired) or senior notes (IWO). Under the terms of these debt instruments, funds available under the US Unwired debt can only be used by US Unwired, and funds available under the IWO debt can only be used by IWO. US Unwired is not obligated for the payment of IWO’s debt, and IWO is not obligated for the payment of US Unwired’s debt.

The abovementioned impairment analyses require numerous subjective assumptions and estimates to determine future undiscounted cash flows and fair values of each of the respective reporting units. Changes in these subjective assumptions and estimates that may be caused by future changes in the levels of revenues, liquidity, or other factors, may result in the recognition of impairment charges in the future. Based upon valuation analyses performed by an independent third-party as of October 31, 2003, there was no impairment of intangible assets as of October 31, 2003.

Overview

Through our wholly owned subsidiary, Independent Wireless One Corporation (“IWO”), we provide wireless personal communication services, commonly referred to as PCS, to an area containing 6.3 million residents in the northeastern United States. Our territory extends from suburban New York City (Orange and Sullivan Counties) north to the Canadian border and reaches from the eastern suburbs of Rochester to Syracuse, Ithaca, Binghamton and Elmira in central New York State (and extending into a small portion of north central Pennsylvania), east to include all of Vermont and New Hampshire (except Nashua, New Hampshire) and a portion of western Massachusetts. We are a network partner of Sprint PCS, the personal communications services group of Sprint Corporation. Sprint PCS, directly and through affiliates like us, provides wireless services in more than 4,000 cities and communities across the country. We have the exclusive right to provide digital PCS services under the Sprint® and Sprint PCS® brand names in our service area.

Recent Developments

Our operating results continue to be impacted by our highly leveraged capital structure, our relationship with Sprint PCS and a highly competitive marketplace.

Our Highly Leveraged Capital Structures

We have been unable to develop a business plan that provides sufficient cash to fund operations, debt service and capital requirements in 2004. We have been in discussions with our banking group to arrive at an acceptable restructuring to preserve liquidity but have been unable to arrive at an acceptable plan. We anticipate seeking protection under bankruptcy in 2004.

During 2003, we have failed to make $9.5 million in interest payments on our senior bank credit facility and were not in compliance with the restrictive covenants under our senior bank credit facility at December 31, 2003. As a result of our failure to make scheduled interest payments and the covenant violations, we were in default of our senior bank credit facility at December 31, 2003 and the holders of the senior bank credit facility have denied us access to the remaining $25.2 million of availability. As a result, we have classified all outstanding indebtedness of both the senior bank credit facility and the senior notes as a current liability.

As of December 31, 2003, we had $32.3 million in cash and cash equivalents and $19.4 million in restricted cash; and indebtedness that consisted of $213.2 million related to our senior bank credit facility and $138.5 million related to our senior notes for a total of $351.7 million. A portion of the original proceeds of the senior notes offering was set aside as restricted cash to make the first six scheduled semi-annual interest payments on the senior notes through January 2004. Principal repayment of the senior bank credit facility commences in March 2004.

As a result of liquidity challenges, we have made the decision to reduce capital expenditures for network expansion and abandon the construction of cell sites that do not provide a sufficient level of enhanced coverage. We recorded an asset abandonment charge of $12.1 million during 2003 for these abandoned cell sites and related property leases. Included in this asset abandonment charge are cell sites that we are required to construct to meet the build out requirements under our Sprint PCS management agreement. Failure to complete the build out of our service area will place us in violation of our Sprint PCS management agreement. As a result, Sprint PCS could declare us in default and take action up to and including termination of our Sprint PCS management agreement. At December 31, 2003, construction in progress included $6.0 million primarily related to cell sites that we plan to complete, and we estimate that completion of these cell sites will require approximately $11.4 million in additional costs to complete construction and place these sites in operation.

Due to restrictions in the US Unwired debt instruments, US Unwired cannot provide any capital or other financial support to us. Further, our creditors, lenders and note holders cannot place any liens or encumbrances on the assets of US Unwired. Should the holders of our senior bank credit facility place us in default, US Unwired’s relationship with us may change and several alternatives exist ranging from working for the holders of our senior bank credit facility and the holders of our senior notes as a manager of our territory, possibly subject to the approval by Sprint PCS, to no involvement with us at all.

Considering our default of the loan agreements and our liquidity as discussed above, there is substantial doubt about our ability to continue as a going concern.

Our Relationship with Sprint PCS

We have been in discussions with Sprint PCS in an attempt to modify certain components of our Sprint PCS management agreement, including certain build-out requirements, and settle our outstanding disputes, but no definitive agreement has been reached at this time.

We are dependent on Sprint PCS for a significant portion of our financial information as a result of our contractual relationship with Sprint PCS as a service bureau provider for billing, cash collections and other back office functions such as customer service. We also purchase certain goods and services through Sprint PCS, such as handsets, network maintenance and access to national retail chain sales channels in our markets, where Sprint PCS has negotiated contracts and allows us to operate under those contractual arrangements.

We do not always agree with the validity of charges assessed by Sprint PCS and as of December 31, 2003, had disputed approximately $9.3 million of charges to us. Based upon the information provided to us by Sprint PCS to date, we believe the accompanying consolidated balance sheet adequately reflects our obligation that may be due to Sprint PCS for these charges. However, our cash flow would be adversely affected should these disputes not be settled in our favor.

On July 11, 2003, US Unwired, Louisiana Unwired and its wholly owned subsidiary, Texas Unwired (“US Unwired”), filed suit in the U.S. District Court for the Western District of Louisiana, against Sprint Corporation, Sprint Spectrum, L.P., Wireless, L.P. and Sprintcom, Inc. (collectively, “Sprint”). The suit alleges violations of the Racketeer Influenced and Corrupt Organizations Act, breach of fiduciary duty and fraud arising out of Sprint’s conduct in its dealings with the plaintiff companies. It seeks treble actual damages in unspecified amounts and appointment of a receiver over property and assets controlled by Sprint in Louisiana. We are not a plaintiff in the original or the amended suit. On September 25, 2003, US Unwired filed an amended complaint to include contractual claims. IWO is not a plaintiff in the original or the amended lawsuit. On October 20, 2003, Sprint submitted their Answer, Defenses, and Counterclaim of Defendants seeking dismissal of US Unwired’s First Amended Complaint and filing a counter-claim for approximately $13.3 million related primarily to contractual disputes as discussed above. We are not a defendant in this suit. On October 21, 2003, Sprint filed a Defendants’ Partial Motion for Judgment on the Proceedings seeking partial dismissal of claims filed in the First Amended Complaint. On October 21, 2003, Sprint filed Defendant’s Motion to Strike Plaintiffs’ Jury Demand from the First Amended Complaint. On February 3, 2004, the U.S. District Court denied in all respects Sprint’s request to dismiss U.S. Unwired’s lawsuit. US Unwired and Sprint have submitted to the District Court an agreed upon schedule to complete the discovery process by and anticipate a late-2004 trial by jury in the State of Louisiana. We do not believe that a negative outcome of the US Unwired lawsuit will have a material adverse effect on the Company.

Our agreement with Sprint PCS stipulates a reciprocal travel rate. Sprint PCS travel revenue is generated on a per minute basis when a Sprint PCS subscriber outside of our markets uses our service when traveling through our markets. Sprint PCS travel expense is generated on a per minute basis when our subscribers travel outside our market area and use the Sprint PCS network. Historically, our Sprint PCS travel revenue exceeds our Sprint PCS travel expense. Effective January 1, 2003, Sprint PCS reduced the reciprocal travel rate from $0.10 per minute in 2002 to $0.058. On December 4, 2003, Sprint PCS notified us that it intends to reduce the reciprocal travel rate to $0.041 per minute of use in 2004.

See “Our Affiliation with Sprint PCS” for additional information on our Sprint PCS Management Agreement.

Competitive Market Place

We face significant competition in our service area. In order to attract new subscribers, we offer steep discounts on handsets and generous service plans that include more minutes and/or more anytime minutes and other ancillary enhancements such as free long distance. Based upon increased competition, we anticipate that market prices for two-way wireless services will continue to decline in the future. Wireless local number portability (“WLNP”), which allows subscribers to change carriers and retain their existing phone numbers, was introduced into a portion of our marketplace in November 2003. Given the limited time that we have had to evaluate WLNP, we are uncertain of the future impact. For more detail, see the “Competition” discussion in Item 1 Business.

Our Business Strategy

We have undertaken a number of key initiatives designed to preserve IWO liquidity. We have:

•	focused on attracting customers that are in good credit standing.

•	reinstated the deposit requirement for certain higher credit risk subscribers and will request not to participate in any Sprint PCS programs where our analysis indicates adversely impacted levels of customer turnover or unsatisfactory economic returns.

•	restructured sales employees’ programs to pay higher commissions on subscribers with better credit ratings.

•	revised the local agent commission structure. We pay higher commissions for subscribers with good credit ratings. We have cancelled approximately 67 of the 135 agreements that were active at December 31, 2002 and continue to cancel agreements with local agents that target higher credit risk subscribers or provide low economic value.

•	introduced a pre-pay program that requires advance payment for minutes of use. We believe that this program offers higher credit risk subscribers a less stressful environment in which to subscribe to our service by providing an opportunity to better manage their expenditures for the service provided and limit our bad debt exposure.

•	supplemented Sprint PCS’s customer service function with certain members of our own staff who focus on subscriber retention.

•	limited our capital expenditures to: (1) capacity and required technical upgrades of existing equipment, and (2) only adding additional cell site coverage in areas that we expect will produce positive cash returns as a result of either new subscriber growth or decreases in subscriber turnover.

•	undertaken a corporate wide evaluation of expenses. This includes the consolidation of functions, divesting of unused and under utilized facilities, renegotiation of vendor contracts, extension of vendor payment terms and other cost cutting measures. As a result of some of these initiatives, we have reduced our headcount from 270 at December 31, 2002 to 187 at December 31, 2003, a reduction of 83 positions.

•	evaluated and continue to evaluate our markets and reduce sales staffing levels and close retail outlets that do not meet its minimum internal rates of returns. Since December 31, 2002, we have closed six under performing retail outlets.

•	continued to work with Sprint PCS to improve the detail, timeliness and accuracy of information processed by Sprint PCS on our behalf.

While we believe that these initiatives have had a positive impact on our operating results, we cannot state with certainty that these initiatives will result in our ability to sustain operations or liquidity in 2004, given the information as discussed above.

Cash Flows

Cash used in operating activities was $11.3 million in 2003. This primarily consisted of our net loss of $95.6 million offset by a $13.4 million increase in working capital and non-cash charges of $57.3 million in depreciation and amortization, $12.1 million charge related to the abandonment of assets and $1.5 million in debt discount accretion. Cash used in operations was $47.6 million for 2002 and $44.6 million for 2001.

Cash provided by investing activities was $8.6 million for 2003. This primarily consisted of $21.9 million in proceeds from restricted cash offset by $13.4 million in equipment purchases. Cash provided by investing activities was $11.0 million in 2002 and cash used by investing activities was $206.2 million in 2001.

Cash flow provided by financing activities was $0 million in 2003. Net cash provided by financing activities was $68.2 million in 2002 and $217.9 million in 2001.

Contractual Obligations

Our future contractual obligations related to long-term debt and non-cancelable operating leases at December 31, 2003 were as follows assuming acceleration of our obligations in 2004:

	Payments due by period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(In thousands)
Senior subordinated discount notes	$160,000	$160,000	$—	$—	$—
Senior bank credit facility	213,184	213,184	—	—	—

Total long-term debt obligations	373,184	373,184	—	—	—
Operating leases	72,395	16,209	36,865	9,114	10,207

	$445,579	$389,393	$36,865	$9,114	$10,207

During 2003, we failed to make $9.5 million in interest payments on our senior bank credit facility and were not in compliance with the restrictive covenants under our senior bank credit facility at December 31, 2003. As a result of our failure to make scheduled interest payments and the covenant violations, we were in default of our senior bank credit facility at December 31, 2003 and the holders of the senior bank credit facility have denied us access to the remaining $25.2 million of availability. As a result, we have classified all outstanding indebtedness of both the senior bank credit facility and the senior notes as a current liability.

PCS Performance Measurements and Metrics (Non-GAAP Terms)

The wireless telecommunications industry uses terms such as subscriber additions, average revenue per user, churn and cost per gross addition as performance measurements or metrics. None of these terms are measures of financial performance under accounting principles generally accepted in the United States (“GAAP”). When we use these terms, they may not be comparable to similar terms used by other wireless telecommunications companies.

	Three months ended December 31,		Year ended December 31,
	2003	2002	2003	2002
Subscribers

Gross Additions	27,367	32,615	96,783	128,553
Net Additions	5,375	9,132	15,176	44,757
Total Customers	216,272	199,985	216,272	199,985
Churn	3.2%	3.7%	3.0%	3.5%

Virgin Subscribers (in our service area)	45,251	—	45,251	—

Average Revenue Per User, Monthly
Including Roaming	$65.65	$70.20	$65.64	$70.57
Without Roaming	$50.07	$51.09	$51.43	$52.46

Cost Per Gross Addition	$454	$340	$391	$336

Average Monthly MOUs Per Subscriber
Home	490	414	473	407
Roaming Off Our Network	162	123	153	121

System MOUs (Millions)
Subscriber	313	241	1,183	877
Roaming	147	96	504	336

Licensed POPs (Millions)	6.3	6.3	6.3	6.3
Covered POPs (Millions)	4.7	4.6	4.7	4.6
Towers (Owned and Leased)	681	629	681	629
Cum. CapEx Per Covered POP	$59.19	$58.41	$59.19	$58.41

Subscribers

We refer to our customers as “subscribers”. Gross additions refer to the total number of new subscribers added during the period. Net subscribers refer to the total number of new subscriber additions during the period reduced by any subscribers that have cancelled or terminated their service with us during this same period.

The number of gross additions decreased for 2003 as compared to 2002 primarily as a result of our marketing efforts to target customers of good credit quality and the re-institution and increase of deposits for certain credit challenged subscribers.

The number of net additions decreased for 2003 as compared to 2002 primarily as a result of a reduction in gross additions that was partially offset by an improvement in subscriber churn, as discussed below.

Churn

Churn is the monthly rate of customer turnover expressed as a percentage of our overall average customers for the reporting period. Customer turnover includes both customers that elected voluntarily to not continue using our service and customers that were involuntarily terminated from using our service because of non-payment. Churn is calculated by dividing the sum of (i) the number of customers that discontinue service; (ii) less those customers discontinuing their service within 30 days of their original activation date; (iii) adding back those customers that reactivate their service, by our overall average customers for the reporting period; and, (iv) dividing by the number of months in the period. Churn decreased for 2003 as compared to 2002 primarily as a result of a continuing improvement in the credit quality of our subscriber base.

Subscriber and Roaming Revenue

Subscriber or service revenue consists primarily of a basic service plan (where the customer purchases a pre-allotted number of minutes for voice and/or data transmission); airtime (which consists of billings for minutes that either exceed or are not covered by the basic service plan); long distance; and charges associated with travel outside our service area.

Roaming revenue consists primarily of Sprint PCS travel revenue, foreign roaming and reseller revenue. Sprint PCS travel revenue is generated on a per minute basis when a Sprint PCS subscriber outside of our markets uses our service when traveling through our markets. Sprint PCS travel expense is generated on a per minute basis when our subscribers travel outside our market area and use the Sprint PCS network. Historically, our Sprint PCS travel revenue exceeds our Sprint PCS travel expense. Foreign roaming revenue is generated when a non-Sprint PCS customer uses our service when traveling through our markets. Reseller revenue is generated when Virgin subscribers use our network. Reseller revenue is generated from our agreement with Virgin and is classified as foreign roaming because they pay on a per minute basis for usage of our network.

Effective January 1, 2003, Sprint PCS reduced the reciprocal travel rate for IWO from $0.10 per minute in 2002 to $0.058 per minute in 2003. For 2003, the reduction in the travel rate has resulted in a decrease to our revenues of approximately $18.4 million, a reduction to our expenses of approximately $16.2 million and a reduction to our cash flow of approximately $3.2 million.

Average Revenue per User

Average revenue per user (“ARPU”) is the average monthly service revenue per subscriber and is calculated by dividing total subscriber revenue for the period by the average number of subscribers during the period. We present ARPU excluding and including roaming revenue. The decrease in ARPU excluding roaming for 2003 as compared to 2002 was primarily as a result of more competitive plans that offer more generous allotment of minutes partially offset by an increase in data revenues. The decrease in ARPU including roaming for 2003 as compared to 2002 was primarily as a result of the reduction in the reciprocal travel rate as discussed above.

Cost per Gross Addition

Cost per gross addition (“CPGA”) summarizes the average cost to acquire new customers during the reporting period. CPGA is computed by adding selling and marketing expenses and cost of equipment and reducing the amount by the revenue from handset and accessory sales. The net amount is divided by the number of total new subscribers added for the period. The increase in CPGA for 2003 as compared to 2002 was primarily as a result of increased advertising and other expenses to attract subscribers with better credit status offset by fewer subscriber additions.

Average Monthly Minutes of Use per Subscriber

We calculate average monthly minutes of use (“MOUs) per subscriber to provide us with an indication of the effectiveness of our basic service plans. We calculate average monthly MOUs per subscriber by dividing total subscriber minutes with and without roaming by the average number of our subscribers. Our average subscriber MOUs with and without roaming are increasing primarily as a result of more generous allotments of minutes in our basic service plans.

System Minutes of Use

System minutes of Use (“MOUs”) provide an indication of total network (“system”) usage. We track and evaluate system usage for our subscribers as well as other Sprint PCS, Sprint PCS affiliates and non-Sprint PCS subscribers using our system in order to assess network capacity. Our overall system minutes are increasing primarily as a result of increases in subscribers and increases in minutes allotted to subscriber plans.

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

Results of Operations

For discussion purposes, we have combined the nine-month period of April 1, 2002 to December 31, 2002 (post-acquisition period) and the three-month period of January 1, 2002 to March 31, 2002 (pre-acquisition period) for comparison to the years ended December 31, 2003 and December 31, 2001.

	Year ended December 31,
	2003	2002	2001
Revenues:
Subscriber	$128,728	$113,086	$70,867
Roaming	35,574	39,044	32,594
Merchandise sales	7,047	8,258	7,852
Other revenue	500	44	11

Total revenue	171,849	160,432	111,324
Expense:
Cost of service	69,469	73,848	64,239
Merchandise cost of sales	13,361	13,096	15,284
General and administrative	46,090	58,093	35,711
Sales and marketing	31,563	38,381	31,619
Non-cash stock compensation	—	—	334
Depreciation and amortization	54,635	50,027	19,102
Asset abandonment charge	12,079	—	—
Impairment of goodwill	—	214,191	—
Impairment of intangible assets	—	188,330	—

Total operating expense	227,197	635,966	166,289

Operating loss	(55,348)	(475,534)	(54,965)
Other expense:
Interest expense, net	(40,212)	(32,799)	(21,976)

Net loss	$(95,560)	$(508,333)	$(76,941)

	Year ended December 31,
	2003	2002	2001
Cash flows from operating activities

Net cash used in operating activities	$(11,250)	$(47,568)	$(44,640)

Cash flows from investing activities

Release (restriction) of restricted and US Treasury securities	21,859	21,166	(53,719)
Payments for the purchase of equipment	(13,354)	(82,964)	(77,793)
Proceeds from maturities and sales of marketable securities	—	72,967	30,684
Purchase of marketable securities	—	—	(105,328)
Other investing activities	74	(191)	—

Net cash provided by (used in) investing activities	8,579	10,978	(206,156)

Cash flows from financing activities

Proceeds from long-term debt	—	83,184	225,000
Debt issuance costs	—	—	(7,725)
Principal payments of long-term debt	—	(15,000)	—
Other financing activities	—	20	602

Net cash provided by financing activities	—	68,204	217,877

Net change in cash and cash equivalents	(2,671)	31,614	(32,919)
Cash and cash equivalents at beginning of period	35,008	3,394	36,313

Cash and cash equivalents at end of period	$32,337	$35,008	$3,394

2003 compared to 2002

Revenues

	Year Ended December 31,
	2003	2002
	(In thousands)
Subscriber revenues	$128,728	$113,086
Roaming revenues	35,574	39,044
Merchandise revenues	7,047	8,258
Other revenues	500	44

Total Revenues	$171,849	$160,432

Subscriber revenues

Total subscriber revenues were $128.7 million for 2003 as compared to $113.1 million for 2002, representing an increase of $15.6 million and was primarily the result of an increase in subscribers.

Roaming revenues

Roaming revenues were $35.6 million 2003 as compared to $39.0 million for 2002, representing a decrease of $3.4 million and was primarily the result of an increase of $14.2 million related to a higher volume of Sprint PCS subscribers traveling through our service area and $1.2 million generated by Virgin usage offset by a decrease of $18.7 million related to our decrease in the reciprocal travel rate as discussed in Subscriber and Roaming Revenue above.

Merchandise sales

Merchandise sales were $7.0 million for 2003 as compared to $8.3 million for 2002, representing a decrease of $1.3 million and was primarily the result of fewer subscriber additions and higher discounts offered to new subscribers. The cost of handsets typically exceeds the amount received from our subscribers because we subsidize the price of handsets to remain competitive in the marketplace.

Operating Expenses

	Year Ended December 31,
	2003	2002
	(In thousands)
Cost of service	$69,469	$73,848
Merchandise cost of sales	13,361	13,096
General and administrative	46,090	58,093
Sales and marketing	31,563	38,381
Non-cash stock compensation	—	—
Depreciation and amortization	54,635	50,027
Asset abandonment charge	12,079	—
Impairment of goodwill	—	214,191
Impairment of intangible assets	—	188,330

Total operating expense	$227,197	$635,966

Cost of service

Cost of service was $69.5 million for 2003 as compared to $73.8 million for 2002, representing a decrease of $4.3 million, and was primarily the result of a $1.5 million decrease in wages, a $1.7 million decrease in circuit and interconnect expenses, a $1.8 million decrease in property taxes and a $3.4 million decrease in roaming expense offset by a $1.2 million increase in new cell site lease expenses and escalators of existing leases and a $1.8 million increase in other network related expenses. The overall decrease in roaming expense consisted of an increase of $12.5 million related to a higher volume of our subscribers traveling though other Sprint PCS offset by a decrease of $16.1 million related to our decrease in the reciprocal travel rate as discussed in Subscriber and Roaming Revenue above.

Merchandise cost of sales

Merchandise cost of sales was $13.4 million for 2003 as compared to $13.1 million for 2002, representing an increase of $0.3 million that was primarily the result of adoption of EITF 00-21 partially offset by a lower number of handset sales due to fewer subscriber additions. The cost of handsets typically exceeds the amount received from our subscribers because we subsidize the price of handsets to remain competitive in the marketplace.

General and administrative expenses

General and administrative expenses were $46.1 million for 2003 as compared to $58.1 million for 2002, representing a decrease of $12.0 million that was primarily the result of a $5.6 million decrease in bad debt expense, a $2.5 million decrease in payroll and other general and administrative functions as a result of the acquisition by US Unwired offset by a $.8 million increase in retail handset returns and an increase of $4.1 million in professional services related to debt restructuring as discussed in Liquidity above. 2002 also included $7.7 million of merger related expenses.

Sales and marketing expenses

Sales and marketing expenses were $31.6 million for 2003 as compared to $38.4 million for 2002, representing a decrease of $6.8 million that was primarily the result of a $2.4 million decrease in advertising expense, a $2.9 million decrease in employee commissions and independent agent commissions and handset subsidies and a $1.9 million decrease in payroll offset by an increase of $.4 million in other selling and marketing expenses.

Depreciation and amortization expense

Depreciation and amortization expense was $54.6 million for 2003 as compared to $50.0 million for 2002, representing an increase of $4.6 million and was primarily the result of a $.3 million increase in the amortization of intangible assets and a $4.3 million increase in depreciation expense. Property and equipment increased to $206.2 million at December 31, 2003 from $205.5 million at December 31, 2002. Intangibles assets were unchanged at $77.3 million at December 31, 2003 and December 31, 2002.

As discussed above, we recorded a $12.1 million write off of construction in progress and related lease expense due to abandoned cell site construction.

Impairment of Goodwill and Intangible Assets

In 2002, we recorded impairment charges totaling $402.5 million for the impairment of goodwill and an intangible asset that resulted from our acquisition by US Unwired. See our comparison of 2002 to 2001 below for a detailed discussion of this topic.

Other Income/(Expense)

	Year Ended December 31,
	2003	2002
	(In thousands)
Interest expense	$(41,029)	$(36,125)
Interest income	848	3,326
Loss on asset sales	(31)	—

Total other expense	$(40,212)	$(32,799)

Interest expense was $41.0 million for 2003 as compared to $36.1 million for 2002, representing an increase of $4.9 million. Our outstanding debt was $351.7 million at December 31, 2003 as compared to $350.2 million at December 31, 2002. The increase in interest expense results from all loans under the senior bank credit facility, effective with the date of the default as discussed above, bearing interest at a rate of 4.25-4.75 percent above the agent bank’s prime rate.

Interest income was $.8 million for 2003 as compared to $3.3 million for 2002, representing a decrease of $2.5 million. The decrease was primarily due to less cash and cash equivalents available for investment.

2002 compared to 2001

Revenues

	Year Ended December 31,
	2002	2001
	(In thousands)
Subscriber revenues	$113,086	$70,867
Roaming revenues	39,044	32,594
Merchandise revenues	8,258	7,852
Other revenues	44	11

Total Revenues	$160,432	$111,324

Subscriber revenues

Total subscriber revenues were $113.1 million for 2002 as compared to $70.9 million for 2001, representing an increase of $42.2 million and was primarily the result of an increase in subscribers.

Roaming revenues

Roaming revenues were $39.0 million 2002 as compared to $32.6 million for 2001, representing an increase of $6.4 million and was primarily the result of a higher volume of Sprint PCS subscribers traveling through our markets and the expansion of our network coverage that included the build out a significant portion of the markets in our service area. We provided service in most or all our 20 markets at December 31, 2003 as compared to 13 markets at December 31, 2002.

Merchandise sales

Merchandise sales were $8.3 million for 2002 as compared to $7.9 million for 2001, representing an increase of $.4 million and was primarily the result of steeper discounts on handsets sold to new subscribers due to more competition in our service area. Due to increased competition, our average handset selling price decreased approximately 25% in 2002 when compared to 2001. We face significant competition in our marketplace and typically sell handsets below cost to new subscribers in order to remain competitive in the market place through steep discounts and instant rebates.

Operating Expenses

	Year Ended December 31,
	2002	2001
	(In thousands)
Cost of service	$73,848	$64,239
Merchandise cost of sales	13,096	15,284
General and administrative	58,093	35,711
Sales and marketing	38,381	31,619
Non-cash stock compensation	—	334
Depreciation and amortization	50,027	19,102
Impairment of goodwill	214,191	—
Impairment of intangible assets	188,330	—

Total operating expense	$635,966	$166,289

Cost of service

Cost of service was $73.8 million for 2002 as compared to $64.2 million for 2001, representing an increase of $9.6 million and was primarily the result of an increase of $2.0 million in carrier roaming expenses, an increase of $2.9 million in circuit and usage costs and a $4.6 million increase cell site leases as a result of our larger subscriber base and market coverage.

Merchandise cost of sales

Merchandise cost of sales was $13.1 million for 2002 as compared to $15.3 million for 2001, representing a decrease of $2.2 million. A portion of our 2000 merchandise cost of sales related to a selective group of existing subscribers that returned handsets and were provided new models at no charge. In 2002, we identified these transactions, which amounted to $4.9 million, and recognized the cost in our 2002 General and Administrative expenses. We view these transactions as a customer retention expense due to our highly competitive market. We are unable to quantify this cost for 2001 as they were not identified when the transaction occurred. In order to compare 2002 to 2001, 2002 merchandise cost of sales should be increased by $4.9 million. The cost of handsets typically exceeds the amount received from our subscribers because we subsidize the price of handsets to remain competitive in the marketplace. This subsidy continues to increase to remain competitive.

General and administrative expenses

General and administrative expenses were $58.1 million for 2002 as compared to $35.7 million for 2001, representing an increase of $22.4 million and was primarily the result of a $9.3 million in increases for billing, customer service costs and Sprint PCS management fees associated with our subscriber base increase; $3.4 million in increased bad debts associated primarily with Sprint PCS rate plans that extended credit to credit challenged subscribers; $5.3 million in acquisition related expenses that we incurred prior to the acquisition and $4.9 million in expenses associated with handset upgrades provided to existing subscribers in subscriber retention initiatives.

Sales and marketing expenses

Sales and marketing expenses were $38.4 million for 2002 as compared to $31.6 million for 2001, representing an increase of $6.8 million and was primarily the result of an increase in subscribers as well as launching markets within our service area. We provided service in most of our 20 markets at December 31, 2003 as compared to 13 markets at December 31, 2002.

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

Depreciation and amortization expense

Depreciation and amortization expense was $50.0 million for 2002 as compared to $19.1 million for 2001, representing an increase of $30.9 million and was primarily the result of the amortization of intangible assets. Net property and equipment increased to $189.9 million at December 31, 2002 from $176.2 million at December 31, 2001. As a result of the US Unwired acquisition and the application of push down accounting that resulted, we adjusted the basis of our assets, liabilities and shareholders’ equity to reflect fair value on the closing date of the acquisition and assigned $215.0 million in intangible assets to our Sprint PCS management agreement and $57.5 million in intangible assets to our subscriber base. We incurred approximately $28.7 million in intangible asset amortization expense in 2002 as compared to $0 in 2001.

Impairment of Goodwill and Intangible Assets

As a result of the purchase accounting related to our acquisition by US Unwired, we recorded the following intangible assets:

(In thousands)
Acquired customer base	$57,500
Sprint management agreement	215,000
Goodwill	214,191

During the fourth quarter of 2002, we engaged a nationally recognized valuation firm to assist us in performing a fair value assessment of our goodwill and other long-lived assets. Based on the results of the impairment analysis, we recorded impairment charges totaling $402.5 million for the impairment of goodwill and an intangible asset that resulted from the acquisition of IWO.

We determined that IWO is to be considered a separate reporting unit under SFAS No. 142 as it constitutes a separate business for which discrete financial information is available and management regularly reviews the operating results of this businesses. This determination is further supported as IWO has a separate senior bank credit facility and separate senior notes (collectively referred to as “debt instruments”). Under the terms of these debt instruments, funds available under the IWO debt instruments can only be used to finance the operations of IWO, and the funds available under the US Unwired debt instruments can only be used to finance the operations of US Unwired.

The results of these impairment valuations indicated that both goodwill and a significant portion of IWO’s intangible assets were impaired. As a result, we recorded a goodwill impairment of approximately $214.2 million and an impairment of the IWO Sprint PCS Management Agreement intangible asset of $188.3 million during the quarter ended December 31, 2002. The IWO Sprint Management Agreement was originally assigned a value of $215.0 million and was being amortized using the straight-line method over 218 months. The valuation analysis determined that carrying amount of the IWO subscriber base was not impaired.

Other Income/(Expense)

	Year Ended December 31,
	2002	2001
	(In thousands)
Interest expense	$(36,125)	$(29,570)
Interest income	3,326	7,594

Total other expense	$(32,799)	$(21,976)

Interest expense was $36.1 million for 2002 as compared to $29.6 million for 2001, representing an increase of $6.5 million. The increase in interest expense was primarily the result of an increase in debt. Our outstanding debt was $350.2 million at December 31, 2002 as compared to $297.4 million at December 31, 2002.

Interest income was $3.3 million for 2002 as compared to $7.6 million for 2001, representing a decrease of $4.3 million. The decrease was primarily the result of less cash and cash equivalents available for investment.

Inflation

We believe that inflation has not impaired, and will not impair, our results of operations.

ITEM 7A. Quantitative and Qualitative Disclosure About Market Risk

Quantitative and Qualitative Disclosure about Market Risk

In the normal course of business, the Company’s operations are exposed to interest rate risk on its credit facility and any future financing requirements.

At December 31, 2003, our outstanding debt instruments consisted of $160 million in senior notes and a $213.2 million draw against the $240 million senior credit facility. Interest on the senior notes is fixed at 14% and is payable semi-annually on January 15 and July 15 of each year. At December 31, 2003, the market value of the IWO senior notes was approximately $25 million.

Borrowings under the IWO senior credit facility totaled $213.2 million at December 31, 2003. These borrowings bear interest at a variable rate. A 1% increase in interest rates in 2003 would have resulted in a $2.3 million increase in interest expense for the year ended December 31, 2003.

Item 8. Financial Statements and Supplementary Data

Our financial statements are listed under Item 15(a) of this annual report and are filed as part of this report on the pages indicated.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

The Company’s principal executive officer and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2003. Based on the evaluation, the Company’s principal executive officer and principal financial officer believe that:

•	the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and

•	the Company’s disclosure controls and procedures were effective to ensure such information was accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to their evaluation, nor have there been any corrective actions with regard to significant deficiencies or material weaknesses.

PART III

Item 10. Directors and Executive Officers of the Registrant

The following table presents information with respect to our board members and executive officers:

Name	Age	Position
Robert W. Piper	45	President, Chief Executive Officer and Chairman of the Board of Directors
Thomas G. Henning	44	Secretary and General Counsel and Director
George J. Mack	40	Director
Jerry E. Vaughn	58	Vice President and Chief Financial Officer
Michael E. Cusack	39	Vice President and Assistant General Counsel and Assistant Secretary

Robert W. Piper has been our President since our acquisition by US Unwired on April 1, 2002. He was named chief executive officer of US Unwired in 2000. He has been the President and a member of the Board of Directors of US Unwired since 1995.

Thomas G. Henning has been our Board of Director’s Secretary and our Secretary and General Counsel since our acquisition by US Unwired on April 1, 2002. He has been Secretary and General Counsel for US Unwired since 1994.

George J. Mack has been a Board Member since our acquisition by US Unwired on April 1, 2002. He has been employed by Cameron Communications LLC (“Cameron”), a local exchange carrier, since 1994 in various positions and has been President and General Manager of Cameron since 1998. Mr. Mack is a certified public accountant, chairman of the Louisiana Telecommunications Association and serves on the committee of the National Telephone Cooperative Association.

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

Michael E. Cusack has been our Assistant Secretary since our acquisition by US Unwired on April 1, 2002. He joined IWO in 2000 as a Vice President of Legal and currently serves as Assistant General Counsel for US Unwired. Prior to joining IWO, Mr. Cusack was employed by the law firm of Cooper, Erving, Savage, Nolan & Heller, LLP for seven years where he was managing partner of the firm’s municipal and telecommunications practice groups.

Code of Ethics

US Unwired Inc. has adopted a code of ethics that applies to its President and Chief Executive Officer (principal executive officer) and its Chief Financial Officer (principal financial officer), who concurrently serve in these capacities at IWO. This code of ethics, which is entitled Standards of Business, is posted at US Unwired’s website, www.usunwired.com. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our website, a the address, and location previously specified.

IWO’s full board of directors constitutes its Audit Committee. The Company has not appointed a financial expert to its Audit Committee. The Company is a wholly owned subsidiary of US Unwired and relies upon the US Unwired Audit Committee for guidance in financial and audit related matters.

Item 11. Executive Compensation

Our executives and board members receive no compensation from us.

Item 12. Security Ownership of Certain Beneficial Owners and Management

IWO Holdings, Inc. is a 100% owned subsidiary of US Unwired Inc.

Item 13. Certain Relationships and Related Transactions

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

On December 12, 2001, the Company entered into a financial advisory agreement with certain investment banking firms (of which certain principals are stockholders of the Company) for a period of three months whereby such firms would advise the Company with respect to the sale, recapitalization, merger, consolidation or other business combination of the Company. The fee for the successful completion of these services is 1.125% of the Enterprise Value of the Company as defined in the agreement. The Company incurred expenses under this agreement for the year ended December 31, 2001 amounting to $250,000. There were no such charges for the year ended December 31, 2003, the nine months ended December 31, 2002 and the three months ended March 31, 2002.

In connection with the Company’s senior credit facility, two participating financial institutions are also shareholders of the Company. Interest expense incurred on their portion of debt outstanding for the year ended December 31, 2002, the nine months ended December 31, 2002, the three months ended March 31, 2002, for the year ended December 31, 2002 amounted to $1.7 million, $1.4 million, $0.4 million and $1.5 million, respectively.

The Company utilizes the services of a law firm in which a partner of the law firm is a stockholder of IWO. On December 20, 1999, the Company entered into a three-year professional services agreement with its outside General Counsel/stockholder, whereby the General Counsel/stockholder will provide legal services annually up to $400,000 and participate in the Company’s stock option program. On September 17, 2000 the Company terminated the professional services agreement and replaced it with a one-year consulting agreement that provides for monthly payments of $10,000 and a bonus up to $250,000. Legal fees incurred under the professional services agreement/consulting agreement for three months ended March 31, 2002 and the year ended December 31, 2001 were approximately $0.2 million and $0.9 million, respectively. There were no such charges for the year ended December 31, 2003 and the nine months ended December 31, 2002.

Item 14. Principal Accounting Fees and Services

The following is a summary of the fees billed to IWO Holdings, Inc. (“IWO”) by Ernst & Young for professional services rendered.

	Year ended December 31,
Fee Category	2003	2002
Audit fees	$226,173	$211,142
Audit-related fees	111,571	1,015
Tax fees	14,000	—
All other fees	—	—

Total fees	$351,744	$212,157

Fees for audit services include fees associated with the annual audit and the reviews of the Company’s quarterly reports on Form 10-Q, including the required annual audit and reviews of quarterly reports of Form 10-Q for IWO, and services that are normally provided by the independent auditor in connection with statutory and regulatory filings or engagements. Audit-related fees principally include due diligence in connection with acquisitions, restructuring plans, accounting consultations, and employee benefit plan audits. Tax fees include tax compliance, tax advice and tax planning, including property tax compliance services.

Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

All audit and permissible non-audit services provided by the independent auditors are pre-approved by US Unwired’s Audit Committee. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

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

c. Reports on Form 8-K

None

d. Exhibits

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission:

Exhibit Number	Description of Exhibit	Sequentially Numbered Pages
3.1	Certificate of Incorporation of IWO Holdings, Inc. (Incorporated by reference to Exhibit 4.10 of the Form 10-K filed by IWO Holding, Inc. on March 31, 2002)

3.2	Bylaws of IWO Holdings, Inc. (Incorporated by reference to Exhibit 4.10 of the Form 10-K filed by IWO Holding, Inc. on March 31, 2002)

4.1	Indenture, dated as of February 2, 2001, among IWO Holdings, Inc., Independent Wireless One Corporation and Firstar Bank, N.A., as trustee for the Senior Notes (incorporated by reference to Exhibit 4.1 to IWO Holdings, Inc.’s and Independent Wireless One Corporation’s Registration Statement on Form S-4, Registration No. 333-58902, filed on April 13, 2001)

4.2	Notes Registration Rights Agreement, dated as of February 2, 2001, among IWO Holdings, Inc. and Independent Wireless One Corporation and Credit Suisse First Boston Corporation (acting through an affiliate, Donaldson, Lufkin & Jenrette Securities Corporation), Chase Securities Inc., BNP Paribas Securities Corp. and UBS Warburg LLC as representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.6 to IWO Holdings, Inc.’s and Independent Wireless One Corporation’s Registration Statement on Form S-4, Registration No. 333-58902, filed on April 13, 2001)

4.3	Security and Control Agreement, dated as of February 2, 2001, among IWO Holdings, Inc., Independent Wireless One Corporation and Firstar Bank, N.A., as securities intermediary for the Senior Notes (incorporated by reference to Exhibit 4.7 to IWO Holdings, Inc.’s and Independent Wireless One Corporation’s Registration Statement on Form S-4, Registration No. 333-58902,filed on April 13, 2001)

4.4	Credit Agreement, dated as of December 20, 1999, among Independent Wireless One Corporation, as borrower, the lenders thereto from time to time, Chase Securities Inc., as book manager and lead arranger, First Union National Bank and BNP Paribas (as successor in interest to Paribas), as senior managing agents, UBS AG, Stamford Branch, as documentation agent, and The Chase Manhattan Bank, as administrative agent (incorporated by reference to Exhibit 10.27 to IWO Holdings, Inc.’s Registration Statement on Form S-1, Registration No. 333-39746, filed on June 21, 2000)

4.5	Amendment No. 1, dated as of June 30, 2000, to the Credit Agreement (incorporated by reference to Exhibit 10.6.2 to IWO Holdings, Inc.’s and Independent Wireless One Corporation’s Registration Statement on Form S-4, Registration No. 333-58902, filed on April 13, 2001)

4.6	Amendment No. 2, dated as of December 8, 2000, to the Credit Agreement (incorporated by reference to Exhibit 10.6.3 to IWO Holdings, Inc.’s and Independent Wireless One Corporation’s Registration Statement on Form S-4, Registration No. 333-58902, filed on April 13, 2001)

10.1	Sprint PCS Management Agreement, dated as of February 9, 1999, among Independent Wireless One Corporation, Sprint Spectrum L.P. and WirelessCo, L.P., as amended by Addendum I, Addendum II and Addendum III (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to IWO Holdings, Inc.’s Registration Statement on Form S-1, Registration No. 333-39746, filed on August 14, 2000)

10.2	Sprint PCS Services Agreement, dated as of February 9, 1999, between Independent Wireless One Corporation and Sprint Spectrum L.P. (incorporated by reference to Exhibit 10.5 to Amendment No.1 to IWO Holdings, Inc.’s Registration Statement on Form S-1, Registration No. 333-39746, filed on August 14, 2000)

10.3	Sprint Trademark and Service Mark License Agreement, dated as of February 9, 1999, between Independent Wireless One Corporation and Sprint Communications Company, L.P. (incorporated by reference to Exhibit 10.3 to IWO Holdings, Inc.’s and Independent Wireless One Corporation’s Registration Statement on Form S-4, Registration No. 333-58902, filed on April 13, 2001)

10.4	Sprint Spectrum Trademark and Service Mark License Agreement, dated as of February 9, 1999, between Independent Wireless One Corporation and Sprint Spectrum L.P. (incorporated by reference to Exhibit 10.4 to IWO Holdings, Inc.’s and Independent Wireless One Corporation’s Registration Statement on Form S-4, Registration No. 333-58902, filed on April 13, 2001)

10.5	Consent and Agreement, dated as of December 17, 1999, between Sprint Spectrum L.P., Sprint Communications Company, L.P., WirelessCo, L.P. and The Chase Manhattan Bank, as administrative agent .. (Incorporated by reference to Form 10-K of IWO Holdings, Inc. filed on March 26, 2002).

10.6	Purchase Agreement, dated January 26, 2001, among IWO Holdings, Inc. and Independent Wireless One Corporation and Credit Suisse First Boston Corporation (acting through an affiliate, Donaldson, Lufkin & Jenrette Securities Corporation), Chase Securities Inc., BNP Paribas Securities Corp. and UBS Warburg LLC as representatives of the Initial Purchasers (incorporated by reference to Exhibit 1.1 to IWO Holdings, Inc.’s and Independent Wireless One Corporation’s Registration Statement on Form S-4, Registration No. 333-58902, filed on April 13, 2001)

21.1	Subsidiaries of IWO Holdings, Inc. (incorporated by reference to Exhibit 21.1 to IWO Holdings, Inc.’s Registration Statement on Form S-1, Registration No. 333-39746, filed on June 21, 2000)

31.1	Certification by President and Chief Executive Officer

31.2	Certification by Chief Financial Officer

32.1	Certification by President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 27, 2004.

IWO Holdings, Inc.

By: /s/ Jerry E. Vaughn
Name: Jerry E. Vaughn
Title: Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title

/s/ Robert W. Piper	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)
Robert W. Piper
February 27, 2004

/s/ Jerry E. Vaughn	Chief Financial Officer
Jerry E. Vaughn	(Principal Financial Officer)
February 27, 2004

/s/ Donald Loverich	Corporate Controller
Donald Loverich	(Principal Accounting Officer)
February 27, 2004

/s/ Thomas G. Henning	Director
Thomas G. Henning
February 27, 2004

/s/ George Mack	Director
George Mack
February 27, 2004

IWO HOLDINGS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT AUDITORS

Board of Directors

IWO Holdings Inc and Subsidiaries.

We have audited the accompanying consolidated balance sheets of IWO Holdings, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2003 and for the periods from April 1, 2002 through December 31, 2002 and January 1, 2002 through March 31, 2002. Our audits also included the financial statement schedule listed in the index at Item 15(b). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IWO Holdings Inc. and subsidiaries at December 31, 2003 and 2002 and the consolidated results of their operations and their cash flows for the year ended December 31, 2003 and for the periods from April 1, 2002 through December 31, 2002 and January 1, 2002 through March 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that IWO Holdings, Inc. and subsidiaries will continue as a going concern. As more fully described in Note 2, the Company has incurred recurring operating losses and has failed to comply with certain financial covenants of its bank credit facility. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As discussed in Note 3 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill.

/s/ ERNST & YOUNG LLP

Houston, Texas

February 6, 2004

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of IWO Holdings, Inc. and Subsidiaries

In our opinion, the accompanying consolidated statements of operations, of stockholders’ equity (deficit) and cash flows of IWO Holdings, Inc. and its Subsidiaries present fairly, in all material respects, the results of their operations and their cash flows for the year ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Albany, New York

March 8, 2002

IWO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	As of December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$32,337	$35,008
Restricted cash and US Treasury securities at amortized cost – held to maturity	19,358	33,218
Subscriber receivables, net of allowance for doubtful accounts of $2,228 and $2,403	9,938	11,843
Inventory	1,619	2,579
Prepaid expenses and other assets	5,867	6,276
Receivables from related parties	(39)	320

Total current assets	69,080	89,244

Property and equipment, net	165,872	189,878
Restricted cash and US Treasury securities at amortized cost – held to maturity	—	8,000
Intangible assets, net	25,642	55,517
Note receivable	179	174
Other assets	16,540	17,612

Total assets	$277,313	$360,425

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities:
Accounts payable	$17,079	$14,994
Accrued expenses	38,251	29,320
Current maturities of long-term obligations	351,697	—

Total current liabilities	407,027	44,314

Long-term obligations	—	350,207
Other	893	951

Stockholder’s deficit:
Common stock (nonvoting)—$.01 par value, 100,000 shares authorized, issued and outstanding at December 31, 2003	1	1
Additional paid in capital	446,449	446,449
Retained deficit	(577,057)	(481,497)

Total stockholder’s deficit	(130,607)	(35,047)

Total liabilities and stockholder’s deficit	$277,313	$360,425

See accompanying notes

IWO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

	Year ended December 31, 2003	For the Period From April 1, 2002 through December 31, 2002	For the Period From January 1, 2002 through March 31, 2002	Year ended December 31, 2001
Revenues:
Service revenues:
Subscriber	$128,728	$87,121	$25,965	$70,867
Roaming	35,574	32,030	7,014	32,594
Merchandise sales	7,047	5,704	2,554	7,852
Other revenue	500	41	3	11

Total revenue	171,849	124,896	35,536	111,324
Operating expenses:
Cost of services	69,469	56,316	17,532	64,239
Merchandise cost of sales	13,361	8,519	4,577	15,284
General and administrative	46,090	38,711	19,382	35,711
Sales and marketing	31,563	29,862	8,519	31,619
Non-cash stock compensation	—	—	—	334
Depreciation and amortization	54,635	44,313	5,714	19,102
Asset abandonment charge	12,079	—	—	—
Impairment of goodwill	—	214,191	—	—
Impairment of intangible assets	—	188,330	—	—

Total operating expenses	227,197	580,242	55,724	166,289

Operating loss	(55,348)	(455,346)	(20,188)	(54,965)
Other (expense) income:
Interest expense	(41,029)	(28,061)	(8,064)	(29,570)
Interest income	848	1,910	1,416	7,594
Loss on sale of assets	(31)	—	—	—

Total other expense	(40,212)	(26,151)	(6,648)	(21,976)

Net loss	$(95,560)	$(481,497)	$(26,836)	$(76,941)

See accompanying notes

IWO HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT)

(In thousands)

	IWO Holdings, Inc. Capital Stock	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Retained Deficit	Treasury Stock	Promissory Notes Receivable	Total
Balance at December 31, 2000	$374	$175,271	$(1,076)	$(50,080)	$(252)	$(743)	$123,494
Stock compensation	—	334	—	—	—	—	334
Exercises of stock options	3	396	—	—	—	—	399
Issuance of warrants in connection with units offering	—	7,958	—	—	—	—	7,958
Reclassification of redeemable common stock to common stock	—	346	—	—	—	—	346
Payment received on promissory notes receivable	—	—	—	—	—	549	549
Common stock repurchased	—	—	—	—	(346)	—	(346)
Net loss	—	—	—	(76,941)	—	—	(76,941)

Balance at December 31, 2001	377	184,305	(1,076)	(127,021)	(598)	(194)	55,793
Net loss	—	—	—	(26,836)	—	—	(26,836)

Balance at March 31, 2002	377	184,305	(1,076)	(153,857)	(598)	(194)	28,957
Adjustment to the equity balances of IWO Holdings, Inc. as of March 31, 2002 resulting from the acquisition by US Unwired Inc.	(376)	262,144	1,076	153,857	598	194	417,493
Net loss	—	—	—	(481,497)	—	—	(481,497)

Balance at December 31, 2002	1	446,449	—	(481,497)	—	—	(35,047)
Net loss	—	—	—	(95,560)	—	—	(95,560)

Balance at December 31, 2003	$1	$446,449	$—	$(577,057)	$—	$—	$(130,607)

See accompanying notes

I WO HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31, 2003	For the Period From April 1, 2002 through December 31, 2002	For the Period From January 1, 2002 through March 31, 2002	Year ended December 31, 2001

Cash flows from operating activities
Net loss	$(95,560)	$(481,497)	$(26,836)	$(76,941)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	57,260	47,459	6,732	23,390
Asset abandonment	12,079	—	—	—
Impairment of goodwill	—	214,191	—	—
Impairment of intangible assets	—	188,330	—	—
Accretion of debt discount	1,491	1,022	106	365
Loss on disposal of equipment	—	—	—	105
Non-cash stock compensation	—	—	—	334
(Gain) Loss on sale of investment securities	31	(29)	—	—
Changes in operating assets and liabilities:
Subscriber receivables	1,906	(1,554)	(1,706)	(5,783)
Inventory	960	360	1,031	(1,808)
Receivables/payables from related parties	516	(320)	—	—
Prepaid expenses	(1,138)	(1,092)	3,073	(662)
Other assets	(325)	1,581	1,209	(5,612)
Accounts payable	2,502	(9,044)	2,590	796
Accrued expenses	9,028	7,893	(1,067)	21,176

Net cash used in operating activities	(11,250)	(32,700)	(14,868)	(44,640)

Cash flows from investing activities
Purchases of property and equipment	(13,354)	(53,820)	(29,144)	(77,793)
Acquisition costs	—	(191)	—	—
Purchases of investment securities-held to maturity	—	—	—	(105,328)
Proceeds from the sale of assets	74	—	—	—
Proceeds from sales and maturities of investment securities	—	66,967	6,000	30,684
Release/(Restriction) of restricted cash and U.S. Treasury obligations –held to maturity	21,859	10,449	10,717	(53,719)

Net cash provided by (used in) investing activities	8,579	23,405	(12,427)	(206,156)

Cash flows from financing activities
Proceeds from long-term debt	—	43,184	40,000	65,000
Proceeds from equity investors, net	—	—	—	549
Payment of long-term debt	—	—	(15,000)	—
Debt issuance and offering costs	—	—	—	(7,725)
Proceeds form the issuance of senior notes and warrants	—	—	—	160,000
Other financing activities	—	20	—	53

Net cash provided by financing activities	—	43,204	25,000	217,877

Net change in cash and cash equivalents	(2,671)	33,909	(2,295)	(32,919)
Cash and cash equivalents at beginning of year	35,008	1,099	3,394	36,313

Cash and cash equivalents at end of year	$32,337	$35,008	$1,099	$3,394

Supplemental Cash Flow Disclosure:
Cash paid for interest	$28,052	$13,796	$13,280	$18,068

Non-Cash Activities
Property and equipment purchases in accounts payable	$990	$2,474	$9,579	$15,211

See accompanying notes

IWO HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

1. Description of Business and Summary of Significant Accounting Policies

IWO Holdings, Inc. (“the Company” or “IWO”) is principally engaged in the operation of wireless communications systems in the Northeast regions of the United States. The Company is a network partner of Sprint PCS and has the exclusive right to provide digital PCS services under the Sprint and Sprint PCS brand names within the Company’s service areas and a wholly owned subsidiary of US Unwired Inc. (“US Unwired”).

The following is a summary of significant accounting policies:

Consolidation Policy

The consolidated financial statements include the accounts of IWO and its wholly owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

Cash Equivalents and Restricted Investments

The Company cash equivalents and restricted investments are money market cash funds.

Inventory

Inventory consists of PCS handsets and related accessories and is carried at cost. Cost is determined by the weighted average moving method, which approximates the first-in, first-out method.

Property and Equipment

Property and equipment is stated at cost and depreciated is provided on a straight-line basis over the estimated useful lives of the assets as follows:

Years
Buildings and building improvements	39
Leasehold improvements	5 to 10
Facilities and equipment	7 to 10
Furniture, fixtures, computers and vehicles	3 to 7

Depreciation expense was approximately $24.8 million, $15.7 million, $4.8 million and $12.9 million for year ended December 31, 2003, the nine-month period ended December 31, 2002, the three-month period ended March 31, 2002, and the year ended December 31, 2001.

Long Lived Assets

Prior to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, and No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company assessed long-lived assets for impairment under SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS 121 required that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company periodically evaluated the recoverability of the carrying amounts of its licenses and property and equipment in each market, as well as the depreciation and amortization periods based on estimated undiscounted future cash flows and other factors to determine whether current events or circumstances warrant reduction of the carrying amounts or acceleration of the related amortization period. If such assets were considered to be impaired, the impairment to be recognized was measured by the amount by which the carrying amount of the assets exceeded the fair value of the assets. Assets to be disposed of were reported at the lower of the carrying amount or fair value less costs to sell.

IWO HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2003

Effective January 1, 2002, the Company assessed impairment of long-lived assets and goodwill in accordance with the provisions of SFAS No. 144, and 142. SFAS No. 144 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. SFAS No. 142 requires annual tests for impairment of goodwill and intangible assets that have indefinite useful lives and interim tests when an event has occurred that more likely than not has reduced the fair value of such assets.

Deferred Financing Costs

Deferred financing costs include costs incurred in connection with the issuance of the Company’s long-term debt. These costs are amortized over the terms of the related debt using the interest method. Accumulated amortization expense was approximately $4.6 million, $2.0 million and $7.0 million at December 31, 2003, December 31, 2002 and March 31, 2002, respectively.

Revenue Recognition

The Company earns revenue by providing access to and usage of its PCS network and sales of PCS merchandise. Subscriber revenue consists primarily of a basic service plan (where the customer purchases a pre-allotted number of minutes for voice and/or data transmission); airtime (which consists of billings for minutes that either exceed or are not covered by the basic service plan); long distance; and charges associated with travel outside our service area. Travel revenue is generated on a per minute basis when a Sprint PCS subscriber outside of our markets uses the Company’s service when traveling through our markets. Foreign roaming revenue is generated when a non-Sprint PCS customer uses the Company’s service when traveling through the Company’s markets. Revenues are recognized when amounts are considered to be earned under the respective service plans and collection of such amounts is considered probable.

Sprint retains 8% of collected service revenues from subscribers based in the Company’s service area and for revenue generated when a non-Sprint PCS subscriber uses the Company’s service traveling through the Company’s service area. The amount of affiliation fees retained by Sprint PCS is recorded as a General and Administrative expense. Revenues derived from the sale of handsets and accessories by the Company and from certain roaming services (outbound roaming and roaming revenues from Sprint PCS and its PCS network partner subscribers) are not subject to the 8% affiliation fee from Sprint PCS.

Revenues from the sales of merchandise, primarily wireless handsets and accessories, represent a separate earnings process and are recognized at the time of the customer purchase. These revenues and related costs are included in merchandise sales and cost of sales, respectively. The Company reduces recorded revenue for rebates and discounts given to subscribers on wireless handsets sales in accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-9 “Accounting for Consideration Given by a Vendor to a Subscriber (Including a Reseller of the Vendor’s Products).”

The Company recognizes revenues from activation fees in accordance with Emerging Issues Task Force (“EITF”) No. 00-21. In May 2003, the EITF modified its previous consensus to EITF 00-21 to clarify the scope of Issue 00-21 and its interaction with other authoritative literature. As permitted under the modified consensus, the Company adopted this modified consensus effective July 1, 2003 for all revenue arrangements entered into subsequent to June 30, 2003. EITF 00-21 addresses the determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the related revenues should be measured and allocated to the separate units of accounting. In applying this guidance, separate contracts with the same party, entered into at or near the same time, will be presumed to be a package, and the consideration will be measured and allocated to the separate units based on their relative fair values. The Company has reviewed EITF 00-21 and determined that the sale of handsets and future

IWO HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2003

service under contract should be accounted for as separate units under EITF 00-21. As a result, the total consideration under these arrangements, including any related activation fees, is allocated between these separate units based on their relative fair values.

Advertising Costs

Advertising costs are charged to expenses as incurred and was approximately $7.6 million, $8.8 million, $1.1 million and $6.2 million for year ended December 31, 2003, the nine-month period ended December 31, 2002, the three-month period ended March 31, 2002, and the year ended December 31, 2001.

Commissions

Commissions are paid to the Company’s sales staff and local and national retailers for new subscribers. The Company also reimburses certain retailers for the difference between the cost of a handset and the sales price when the handset is sold below cost. Because the new subscriber must meet certain criteria, such as a minimum time period, commissions and handset subsidies may be paid in periods subsequent to the actual date the subscriber is activated. The Company reserves for commissions and handset subsidies payable in future periods.

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

Stock Compensation Arrangements

The Company accounts for its stock compensation arrangements under the provisions of APB 25, Accounting for Stock Issued to Employees. Had compensation expense for the Company’s stock option plan been determined in accordance with SFAS No. 123, the Company’s net loss for the year ended December 31, 2003, the nine month period ended December 31, 2002, the three month period ended December 31, 2002 and the year ended December 31, 2001 would have been (in thousands):

	Year ended December 31, 2003	For the period from April 1, 2002 through December 31, 2002	For the period from January 1, 2002 through March 31, 2002	Year ended December 31, 2001
	(In thousands)
Net loss
As reported	$(95,560)	$(481,497)	$(26,836)	$(76,941)
Add recorded non-cash compensation	—	—	—	334
Less non-cash compensation in accordance with SFAS No. 123	—	—	—	(812)

Pro forma	$(95,560)	$(481,497)	$(26,836)	$(77,419)

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

IWO HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2003

Concentrations of Credit Risk

Financial instruments, which potentially expose the Company to concentrations of credit risk, consist primarily of cash, accounts receivable and money market funds. The Company places its cash and money market funds with high credit quality financial services companies.

Collectibility of subscriber receivables is impacted by economic trends in each of the Company’s markets and the Company has provided an allowance, which it believes, is adequate to absorb losses from uncollectible amounts.

Reclassifications

Certain reclassifications have been made to the 2002 and 2001 financial statements to conform to the 2003 presentation.

New Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity,” which is effective at the beginning of the first interim period beginning after June 15, 2003. However, certain aspects of SFAS 150 have been deferred. SFAS No. 150 establishes standards for the Company’s classification of liabilities in the financial statements that have characteristics of both liabilities and equity. The Company will continue to review SFAS No. 150; however, the Company does not expect SFAS 150 to have a material impact on the Company’s financial position, results of operations, or cash flows.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities—An Interpretation of Accounting Research Bulletin (ARB) No. 51” (“FIN 46”). This interpretation clarifies how to identify variable interest entities and how a company should assess its interests in a variable interest entity to decide whether to consolidate the entity. FIN 46 applies to periods after January 31, 2003, in which a company obtains an interest after that date. Also, FIN 46 applies in the first fiscal quarter or interim period beginning after December 15, 2003, to variable interest entities in which a company holds a variable interest that it acquired before February 1, 2003. The adoption of the this interpretation did not have a material effect on the Company’s financial position, results of operations or cash flows.

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

2. Liquidity and Current Business Plans

The Company’s operating results continue to be impacted by its highly leveraged capital structure, its relationship with Sprint PCS and a highly competitive marketplace.

IWO HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2003

The Company’s Highly Leveraged Capital Structures

The Company has been unable to develop a business plan that provides sufficient cash to fund operations, debt service and capital requirements for 2004. The Company has been in discussions with its banking group to arrive at an acceptable restructuring to preserve liquidity but has been unable to arrive at an acceptable plan. The Company anticipates seeking protection under bankruptcy in the 2004.

As of December 31, 2003, the Company had $32.3 million in cash and cash equivalents and $19.4 million in restricted cash; and indebtedness that consisted of $213.2 million related to its senior bank credit facility and $138.5 million related to its senior notes for a total of $351.7 million. A portion of the original proceeds of the senior notes offering was set aside as restricted cash to make the first six scheduled semi-annual interest payments on the senior notes through January 2004. Principal repayment of the senior bank credit facility commences in March 2004.

During 2003, the Company failed to make $9.5 million in interest payments on its $240 million senior bank credit facility and was not in compliance with its restrictive covenants under its senior bank credit facility at December 31, 2003. As a result of its failure to make scheduled interest payments and the covenant violations, the Company was in default of the its senior bank credit facility at December 31, 2003 and the holders of the senior bank credit facility have denied it access to the remaining $25.2 million of availability. As a result, the Company has classified all outstanding indebtedness of both the senior bank credit facility and the senior notes as a current liability.

As a result of liquidity challenges, the Company has made the decision to reduce capital expenditures for network expansion and abandon the construction of cell sites that do not provide a sufficient level of enhanced coverage. The Company recorded an asset abandonment charge of $12.1 million during 2003 for these cell sites and their related property leases. Included in this asset abandonment charge are cell sites that it is required to construct to meet the build out requirements under the Sprint management agreement. Failure to complete the build out of the service area will place the Company in violation of the Sprint management agreement. As a result, Sprint PCS could declare the Company in default and take action up to and including termination of the Sprint management agreement. At December 31, 2003, the Company’s construction in progress included $6.0 million primarily related to cell sites that it plans to complete, and the Company estimates that completion of these cell sites will require approximately $11.5 million in additional costs to complete construction and place these sites in operation.

Due to restrictions in the US Unwired debt instruments, US Unwired cannot provide any capital or other financial support to the Company. Further, the Company’s creditors, lenders and note holders cannot place any liens or encumbrances on the assets of US Unwired. Should the holders of the Company’s senior bank credit facility place the Company in default, US Unwired’s relationship with the Company may change and several alternatives exist ranging from working for the holders of the senior bank credit facility and the holders of the senior notes as a manager of the Company’s territory, possibly subject to the approval by Sprint PCS, to no involvement with the Company at all.

Considering the Company’s default of the loan agreements and its liquidity as discussed above, there is substantial doubt about IWO’s ability to continue as a going concern.

The Company’s Relationship with Sprint PCS

The Company has been in discussions with Sprint PCS in an attempt to modify certain components of its Sprint PCS management agreement, including certain build-out requirements, and settle its outstanding disputes, but no definitive agreement has been reached at this time.

The Company is dependent on Sprint PCS for a significant portion of its financial information as a result of our contractual relationship with Sprint PCS as a service bureau provider for billing, cash collections and other back office functions such as customer service. The Company also purchases certain goods and services through Sprint PCS, such as handsets, network maintenance and access to national retail chain sales channels in its markets, where Sprint PCS has negotiated contracts and allows it to operate under those contractual arrangements.

IWO HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2003

The Company does not always agree with the validity of charges assessed by Sprint PCS and as of December 31, 2003, had disputed approximately $9.3 million of charges. Based upon the information provided to the Company by Sprint PCS to date, the Company believes the accompanying consolidated balance sheet adequately reflects its obligation that may be due to Sprint PCS for these charges. However, its cash flow would be adversely affected should these disputes not be settled in its favor.

On July 11, 2003, US Unwired, Louisiana Unwired and its wholly owned subsidiary, Texas Unwired, a limited partnership, (“Texas Unwired”), filed suit in the U.S. District Court for the Western District of Louisiana, against Sprint Corporation, Sprint Spectrum, L.P., Wireless, L.P. and Sprintcom, Inc. (collectively, “Sprint”). The suit alleges violations of the Racketeer Influenced and Corrupt Organizations Act, breach of fiduciary duty and fraud arising out of Sprint’s conduct in its dealings with the plaintiff companies. It seeks treble actual damages in unspecified amounts and appointment of a receiver over property and assets controlled by Sprint in Louisiana. The Company is not a plaintiff in this suit.

The Company’s agreement with Sprint PCS stipulates a reciprocal travel rate. Sprint PCS travel revenue is generated on a per minute basis when a Sprint PCS subscriber outside of the Company’s markets uses the Company’s service when traveling through the Company’s markets. Sprint PCS travel expense is generated on a per minute basis when the Company’s subscribers travel outside the Company’s market area and use the Sprint PCS network. Historically, the Company’s Sprint PCS travel revenue exceeds its Sprint PCS travel expense. Effective January 1, 2003, Sprint PCS reduced the reciprocal travel rate from $0.10 per minute in 2002 to $0.058. On December 4, 2003, Sprint PCS notified the Company that it intends to reduce the reciprocal roaming rate to $0.041 per minute of use in 2004.

Competitive Market Place

The Company faces significant competition in its service area. In order to attract new subscribers, it has offered steeper discounts on handsets and more generous service plans that include more minutes and/or more anytime time minutes and other ancillary enhancements such as free long distance. Based upon increased competition, the Company anticipates that market prices for two-way wireless services will continue to decline in the future. Wireless local number portability (“WLNP”) was introduced in a portion of IWO’s markets in November 2003. WNLP allows customers to retain existing telephone numbers when switching from one wireless carrier to another. The introduction to WLNP in all of IWO’s markets in May 2004 may result in higher customer turnover, lower revenues and increased operating costs. The Company is closely monitoring it but cannot state with any certainty the impact that it will have on its future operations.

The Company’s Business Strategy

The Company has undertaken a number of key initiatives designed to preserve IWO liquidity. The Company has:

•	focused on attracting customers that are in good credit standing.

•	reinstated the deposit requirement for certain higher credit risk subscribers and will request not to participate in any Sprint PCS programs where the Company’s analysis indicates adversely impacted levels of customer turnover or unsatisfactory economic returns.

•	restructured sales employees’ programs to pay higher commissions on subscribers with better credit ratings.

•	revised the local agent commission structure to pay higher commissions for subscribers with good credit ratings. The Company has cancelled and continues to cancel agreements with local agents that target higher credit risk subscribers or provide low economic value.

•	introduced a pre-pay program, which requires advance payment for minutes of use. The Company believes that this program offers higher credit risk subscribers a less stressful environment in which to subscribe to our service by providing an opportunity to better manage their expenditures for the service provided and limit its bad debt exposure.

•	supplemented Sprint PCS’s customer service function with certain members of its own staff who focus on subscriber retention.

IWO HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2003

•	limited its capital expenditures to: (1) capacity and required technical upgrades of existing equipment, and (2) only adding additional cell site coverage in areas that the Company expects will produce positive cash returns as a result of either new subscriber growth or decreases in subscriber turnover.

•	continued to identify and will seek to divest of certain non-core assets.

•	undertaken a corporate wide evaluation of expenses. This includes the consolidation of functions, divesting of unused and under utilized facilities, renegotiation of vendor contracts, extension of vendor payment terms and other cost cutting measures.

•	evaluated and continue to evaluate our markets and reduce sales staffing levels and close retail outlets that do not meet its minimum internal rates of returns.

•	continued to work with Sprint PCS to improve the detail, timeliness and accuracy of information processed by Sprint PCS on our behalf.

While the Company believes that these initiatives have had and will continue to have a positive impact on operating results, the Company believes that it is highly improbable that these initiatives will result in its ability to sustain IWO operations in 2004.

3. Adoption of Statement 142

The	Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets” on January 1, 2002.

The Company completed the first of the required impairment tests of goodwill and indefinite lived assets as of January 1, 2002 and determined that the adoption of this provision of the new rules had no impact on the Company’s financial statements at that time. As a result of the impairment indicators discussed in Note 2, above, the Company performed impairment tests of goodwill in the fourth quarter of 2002 and in the fourth quarter of 2003. In connection with this impairment tests, the Company also reviewed its long-lived assets for impairment under SFAS No. 144. “Accounting for Impairment or Disposal of Long-Lived Assets.”

The following information provides net loss for the year ended December 31, 2001 adjusted to exclude amortization expense recognized in these periods related to goodwill.

Year ended December 31, 2001
(In thousands)
Reported net loss	$(76,941)
Add back: Goodwill amortization	2,672

Adjusted net loss	$(74,269)

The Company determined that US Unwired and IWO are considered to be separate reporting units, as each constitutes a separate business for which discrete financial information is available and management regularly reviews the operating results of each of these businesses. This determination is further supported as each has separate senior bank credit facility and separate senior subordinated discount notes (US Unwired) or senior notes (IWO), which under the terms of these, funds available under the US Unwired debt instruments can only be used by US Unwired to finance the operations of US Unwired, and the funds available under the IWO debt instruments can only be used to finance the operations of IWO.

IWO HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2003

The Company engaged an independent national valuation firm to assist with the impairment valuation. As a result of the impairment valuation as of October 31, 2002, management believed that both goodwill and a significant portion of IWO’s intangible assets were impaired. As a result, IWO recorded a goodwill impairment of approximately $214.2 million and an intangible asset impairment of $188.3 million associated with IWO’s right to provide service under the Sprint PCS Management Agreement in the quarter ended December 31, 2002. The Sprint PCS management agreement was originally assigned a value of $215.0 million and was being amortized using the straight-line method over 218 months. A similar valuation by the independent national valuation firm as of October 31, 2003 indicated no additional impairment of goodwill or any of the Company’s long-lived assets.

The amortization period, gross carrying amount, impairments, accumulated amortization and net carrying amount of intangible assets are as follows (in thousands):

	Year ended December 31, 2003
	Amortization period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Sprint PCS management agreement	218 months	$19,766	$1,311	$18,455
Subscriber base	24 months	57,500	50,313	7,187

Total		$77,266	$51,624	$25,642

	Year ended December 31, 2002
	Amortization period	Gross Carrying Amount	Impairments	Accumulated Amortization	Net Carrying Amount
Sprint PCS management agreement(1)	218 months	$215,000	$195,234	$187	$19,579
Subscriber base	24 months	57,500	—	21,562	35,938

Total		$272,500	$195,234	$21,749	$55,517

(1)	Includes impairment charge of $188,330 and adjustment of accumulated amortization of $6,904.

Estimated future amortization expense on intangible assets for the years ended December 31,

2004	$8,312

2005	$1,124

2006	$1,124

2007	$1,124

2008	$1,124

4. Details of Certain Balance Sheet Accounts

Additional information regarding certain balance sheet accounts is presented below.

	December 31,
	2003	2002
	(In thousands)
Property and equipment
Land	$168	$168
Buildings	5,842	5,842
Leasehold improvements	3,519	3,510
Facilities and equipment	184,981	164,636
Furniture, fixtures, and vehicles	5,684	5,685
Construction in progress	6,026	25,697

	206,220	205,538
Less accumulated depreciation	40,348	15,660

	$165,872	$189,878

IWO HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2003

Intangible assets
Sprint PCS affiliation agreement	$19,766	$19,766
Subscriber base	57,500	57,500

	77,266	77,266
Less accumulated amortization	51,624	21,749

	$25,642	$55,517

Other assets
Deferred financing costs	$18,582	$18,582
Other	2,553	999

	21,135	19,581
Less accumulated amortization	4,595	1,969

	$16,540	$17,612

Accrued expenses
Unearned revenue and customer deposits	$6,115	$6,759
Accrued interest	19,766	10,890
Accrued Sprint PCS settlements	4,155	3,498
Other	8,215	8,173

	$38,251	$29,320

5. Long-Term Debt

Long-term debt consisted of the following:

	December 31,
	2003	2002
	(In thousands)
Senior notes	$138,513	$137,023
Senior Bank Credit Facility	213,184	213,184

Total long-term debt	$351,697	$350,207

IWO is an unrestricted subsidiary of US Unwired. As a result, funds available under the IWO senior bank credit facilities can only be used by IWO to finance operations of IWO and, funds available under US Unwired’s senior bank credit facility can only be used by US Unwired to finance operations of US Unwired.

During 2003, the Company failed to make $9.5 million in interest payments on its senior bank credit facility and was not in compliance with its restrictive covenants under its senior bank credit facility at December 31, 2003. As a result of the failure to make scheduled interest payments and the covenant violations, the Company was in default of its senior bank credit facility at December 31, 2003 and the holders of the senior bank credit facility have denied the Company access to the remaining $25.2 million of availability. As a result of this and those issues as discussed in Note 2 above, the Company has classified all outstanding indebtedness of both the senior bank credit facility and the senior notes as a current liability.

IWO Senior Notes – 14%

In February 2001, IWO issued 160,000 units, each consisting of $1,000 principal amount of 14% Senior Notes (“the IWO senior notes”) due January 15, 2011 and one warrant to purchase 12.50025 shares of IWO’s class C common stock at an exercise price of $7.00 per share. As a result of US Unwired’s acquisition of IWO in April 2002, this warrant was converted to a US Unwired warrant to purchase 12.96401 shares of US Unwired’s common stock at $6.75 per share.

IWO HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2003

Interest is payable semi-annually on January 15 and July 15 of each year. Independent Wireless One Corporation, a wholly owned subsidiary of IWO, is the sole guarantor of the IWO senior notes. All of IWO’s restricted subsidiaries formed or acquired after the issuance of the IWO senior notes that guarantee the IWO senior bank credit facility will also be required to guarantee the IWO senior notes. The IWO senior notes are not guaranteed by Independent Wireless One Realty Corporation, a wholly owned subsidiary of IWO, or US Unwired and its subsidiaries.

A portion of the original proceeds of the IWO senior notes were used to purchase a portfolio of U.S. government securities that will generate sufficient proceeds to make the first six scheduled interest payments on the IWO senior notes through January 2004. The account holding theses funds has been pledged to the trustee for the benefit of the holders of the IWO senior notes.

IWO Senior Bank Credit Facility

Effective December 2000, Independent Wireless One Corporation, a wholly owned subsidiary of IWO, entered into an amended and restated secured credit facility (“the IWO senior bank credit facility”) under which it may borrow up to $240 million in the aggregate consisting of up to $70 million in revolving loans and $170 million in term loans. The IWO senior bank credit facility matures in 2008. The term loans are due to be repaid in quarterly installments beginning in March 2004 and the reducing revolver matures in March 2008. All loans under the senior bank credit facility, effective with the date of the default, bear interest at a rate of 4.25-4.75 percent above the agent bank’s prime rate. The IWO senior bank credit facility is secured by all of the assets of IWO and its subsidiaries. As discussed above, the holders of the IWO senior bank credit facility have denied IWO access to the remaining $25.2 million of availability as a result of IWO’s failure to make scheduled interest payments and the covenant violations. The IWO credit facility is available for use only by IWO and its subsidiaries.

Maturities of contractual obligations are as follows assuming acceleration of the Company’s obligations in 2004 (in thousands):

Long-Term Debt
2004	$373,184
2005	—
2006	—
2007	—
2008	—
Thereafter	—

Total	$373,184

6. Income Taxes

Deferred tax assets and liabilities are determined based on the temporary differences between the financial statements and the tax bases of assets and liabilities as measured by the enacted tax rates.

IWO HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2003

Income tax expense differs from the amounts computed by applying applicable U.S. federal income tax rate to loss before income taxes, minority interest and equity in losses of affiliates as a result of the following:

	December 31, 2003	April 1, 2002 through December 31, 2002	January 1, 2002 through March 31, 2002	December 31, 2001
	(In thousands)
Computed “expected” tax benefit	$(33,446)	$(177,045)	$(9,392)	$(26,930)
Other	11	21	2,692	932
State income taxes, net of federal income taxes	(4,778)	(14,589)	—	—
Goodwill impairment	—	74,900	—
Increase in valuation allowance	39,335	116,713	6,700	25,998
Prior year return to provision differences	(1,122)

Total income tax expense/(benefit)	$—	$—	$—	$—

The tax effects of temporary differences that give rise to the significant components of deferred tax assets and deferred tax liabilities are presented below:

	December 31, 2003	December 31, 2002	March 31, 2002
	(In thousands)
Deferred tax assets/(liabilities):
Federal net operating losses	$135,565	$98,818	$62,703
Start-up costs	—	1,053	1,843
Stock compensation	2,021	2,021	2,021
Intangible assets	31,708	19,085	(64,020)
Accrued expenses	769	687	1,054
Allowance for bad debt	891	1,137	1,361
Unearned revenues	1,840	2,057	—
Unrealized Gain-Sale of Securities	266	—	—
Interest on Debt Offering	597	—	—
Depreciation on fixed assets	(17,609)	(8,145)	(4,962)

	156,048	116,713	—
Less valuation allowance	156,048	116,713	—

Net deferred tax liability	$—	$—	$—

At December 31, 2003, the Company had available approximately $338.9 million of net operating loss carry forwards for federal income tax purposes. This carry forward, which may provide future tax benefits, begins to expire in 2019. Under the provisions of the Internal Revenue Code, certain substantial changes in the Company’s ownership may limit the amount of federal net operating loss carry forwards that could be used in future years to offset taxable income and taxes payable

The Company has a state net operating loss. However, it is not quantified because the operating loss carryover for the states in which IWO files is dependent upon the income tax apportionment percentage in effect for the year that the net operating loss will be utilized.

IWO HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2003

In assessing the possibility of realization of deferred tax assets at December 31, 2003, the Company considered whether it was more likely than not that some portion or all of the deferred tax assets would not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon these considerations, the Company provided a valuation allowance to reduce the carrying value of certain of its deferred tax assets.

7. Commitments and Contingencies

The PCS licenses that the Company operates for Sprint PCS are subject to a requirement that the Company construct network facilities that offer coverage to 25% of the population or have substantial service in each of its Basic Trading Areas (“BTAs”) within five years from the grant of the licenses. As of December 31, 2003, management believes that Sprint PCS has met the requirements necessary for the licenses that the Company operates for Sprint PCS under its Sprint PCS management agreements.

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

The Company periodically reviews all charges from Sprint PCS and from time to time, the Company may dispute certain of these charges. As of December 31, 2003, the Company had disputed approximately $9.3 million of charges to IWO. Based upon the information provided to the Company by Sprint PCS to date, the Company believes the accompanying condensed consolidated balance sheet adequately reflects its obligation that may be due to Sprint PCS for these charges.

On July 11, 2003, US Unwired and two of its subsidiaries, Louisiana Unwired, LLC and Texas Unwired, filed suit in the U.S. District Court for the Western District of Louisiana, against Sprint Corporation, Sprint Spectrum, L.P., Wireless, L.P. and Sprintcom, Inc. (collectively, “Sprint”). The suit alleges violations of the Racketeer Influenced and Corrupt Organizations Act, breach of fiduciary duty and fraud, arising out of Sprint’s conduct in its dealings with the plaintiff companies. It seeks treble actual damages in unspecified amounts and appointment of a receiver over property and assets controlled by Sprint in Louisiana. On September 25, 2003, US Unwired and its two subsidiaries filed an amended complaint to include contractual claims. The Company is not a plaintiff in the original or the amended suit. On October 20, 2003, Sprint submitted their Answer, Defenses, and Counterclaim of Defendants seeking dismissal of the Company’s First Amended Complaint and filing a counter-claim for approximately $13.3 million related primarily to contractual disputes as discussed above. The Company is not a defendant in this suit. On October 21, 2003, Sprint filed a Defendants’ Partial Motion for Judgment on the Proceedings seeking partial dismissal of claims filed in the First Amended Complaint. On October 21, 2003, Sprint filed Defendant’s Motion to Strike Plaintiffs’ Jury Demand from the First Amended Complaint. On February 3, 2004, the U.S. District Court denied in all respects Sprint’s motions for judgment on the proceedings, allowed US Unwired to hire an outside accounting company to monitor monies with a receiver as an acceptable option at a later time and agreed with US Unwired’s request for a trial by jury in Louisiana. US Unwired and Sprint have submitted to the District Court an agreed upon schedule to complete the discovery process during 2004 and anticipate a late-2004 trial date. The Company does not believe that a negative outcome of the US Unwired lawsuit will have a material adverse effect on the Company.

IWO HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2003

Effective April 1, 2000, the Company established a 401(k) defined contribution plan (the Plan) in which all full time employees (as defined) are eligible to participate in the Plan. Under the Plan, participants may elect to withhold up to 15% of their annual compensation, subject to IRS limitation. The Company is required to make matching contributions based on a percentage of the participant’s contributions. Participants vest in the Company matching contributions ratably over a four-year vesting period (25% per year). Contribution expense for the year ended December 31, 2003, the nine months ended, December 31, 2002, the three months ended March 31, 2002 and the year ended December 31, 2001 approximated $0.1 million, $0.3 million, $0.1 million and $0.3 million, respectively.

The Company is a party to various non-cancelable operating leases for facilities and equipment. Future minimum lease payments due under non-cancelable operating leases with terms in excess of one year are as follows:

Year ending December 31,	(In thousands)
2004	$16,209
2005	16,028
2006	13,100
2007	7,737
2008	4,949
Thereafter	14,372

$72,395

The table excludes renewal options related to certain cell and switch site leases. These renewal options generally have five-year terms and can be exercised from time to time.

Rental expense was $14.7 million, $10.6 million, $3.1 million and $8.6 million for the year ended December 31, 2003, the nine months ended December 31, 2002, the three months ended March 31, 2002, and for the year ended December 31, 2001.

8. Stock Option and Performance Award and Warrant Programs

On April 1, 2002, 100% of IWO’s outstanding stock was acquired by US Unwired. Each share of IWO stock was converted to 1.0371 shares of US Unwired common stock. As a result, approximately 37.6 million outstanding shares of IWO stock were converted to approximately 39.0 million shares of US Unwired common stock. In addition, 6.9 million shares of US Unwired common stock were reserved for issuance upon exercise of IWO options, IWO Founders and Management Warrants and IWO High Yield Warrants were based upon the same conversion ratio.

Stock options and warrants outstanding were as follows:

	Outstanding Options		Warrants
	(In thousands)
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance, January 1, 2001	3,925	$5	1,126	$6
Granted	840	7	2,000	7
Forfeited	(397)	6	(149)	6
Exercised	(259)	2	—	—

Balance, December 31, 2001	4,109	6	2,977	6
Conversion to US Unwired options	(4,109)	6	(2,977)	6
Balance, December 31, 2002	—	—	—	—
2002 Activity	—	—	—	—
Balance, December 31, 2003		$—		$—

IWO HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2003

There were no options granted under the plans during the year ended December 31, 2003, the nine months ended December 31, 2002 or during the three months ended March 31, 2002. The weighted average fair value of options granted under the plans during the years ended December 31, 2001 was $1.39. The assumptions used for the minimum value calculation are as follows:

	Year ended December 31, 2003	For the Period From April 1, 2002 through December 31, 2002	For the Period From January 1, 2002 through March 31, 2002	Year ended December 31, 2001
Risk-free interest rate	—%	—%	2.81%	4.52%
Expected dividend yield	—	—	—	0
Expected volatility	—%	—%	—%	0%
Weighted average expected life (in years)	—	—	5	5

9. Related Party Transactions

On December 20, 1999, the Company and an affiliate of a stockholder entered into a five-year advisory agreement whereby the Company would receive consulting services from the affiliate for a $5,000,000 fee. The fee was paid in 1999, was included in prepaid expenses and was being amortized over the term of the agreement. In the three month period ended March 31, 2002 and in connection with the acquisition by US Unwired Inc., the remaining balance of $2.8 million was written-off as an operating expense.

In 2001, the Company entered into a financial advisory agreement with certain investment banking firms (of which certain principals were stockholders of the Company). The Company incurred expenses under this agreement for the year ended December 31, 2001 amounting to $250,000. There were no such charges for the year ended 2003, the nine months ended December 31, 2002 and the three months ended March 31, 2002.

In connection with the Company’s senior credit facility, two participating financial institutions are also shareholders of the Company. Interest expense incurred on their portion of debt outstanding for the year ended December 31, 2003, the nine months ended December 31, 2002, the three months ended March 31, 2002, for the year ended December 31, 2001 amounted to $1.7 million, $1.4 million, $0.4 million and $1.5 million, respectively.

The Company utilized the services of a law firm in which a partner of the law firm was a stockholder of IWO. Legal fees incurred under the professional services agreement/consulting agreement the three months ended March 31, 2002 and for the year ended December 31, 2001 were $0.2 million and $0.9 million, respectively. There were no such charges for the year ended December 31, 2003 and the nine months ended December 31, 2002.

The Company has entered into a management service agreement with its parent US Unwired, Inc. effective April 1, 2002. The Company incurred expenses under this agreement of $8.4 million in 2003 and $5.3 million for the nine-month period ended December 31, 2002.

10. Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, subscriber receivables, accrued interest and other receivables, and accounts payable and accrued expenses approximate fair value because of the short-term nature of these items. The estimated fair value of the Company’s senior notes at December 31, 2003 and 2002 was $24.8 million and $25.5 million, compared to its carrying value of $138.5 million and $137.0 million. The fair value of these senior subordinated discount notes is based on the most recently available trading prices. The carrying amount of substantially all of the remainder of the Company’s long-term debt approximates fair value due to the borrowings variable interest rates.

IWO HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2003

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

11. Selected Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands)
2003
Revenues	$39,020	$42,613	$46,169	$44,047
Operating loss	(28,256)	(8,443)	(6,798)	(11,851)
Net loss	(37,127)	(17,443)	(17,618)	(23,372)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands)
2002
Revenues	$35,536	$39,576	$42,668	$42,652
Operating loss	(20,188)	(17,278)	(19,492)	(418,576)
Net loss	(26,836)	(25,739)	(28,381)	(427,377)

12. Condensed Consolidating Financial Information

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

The information which follows presents the condensed consolidating balance sheet as of December 31, 2003 and December 31, 2002 and the condensed consolidating results of operations and cash flows for the year ended December 31, 2003, for the three month period ended March 31, 2002, the nine-month period ended December 31, 2002 and the year ended December 31, 2001 of (a) the Parent Company, IWO Holdings, Inc., (b) the “Guarantor”, Independent Wireless One Corporation, and (c) the “Non-Guarantor”, Independent Wireless One Leased Realty Corporation, and includes consolidating entries and the Company on a consolidated basis.

IWO HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2003

Condensed Consolidating Balance Sheet

	December 31, 2003
	IWO Holdings, Inc. (Parent)	Independent Wireless One Corp. (Guarantor)	Independent Wireless One Leased Realty Corp. (Non-guarantor)	Consolidating Entries	Consolidated
	(In thousands)
ASSETS:
Current Assets
Cash and cash equivalents	$—	$32,337	$—	$—	$32,337
Restricted cash and US Treasury securities at amortized cost – held to maturity	11,278	8,080	—	—	19,358
Subscriber receivables, net	—	9,938	—	—	9,938
Intercompany receivable (payable)	160,000	(156,970)	(3,069)	—	(39)
Inventory	—	1,619	—	—	1,619
Prepaid expenses and other assets	—	2,798	3,069	—	5,867

Total current assets	171,278	(102,198)	—	—	69,080
Investment in subsidiary	(153,105)	—	—	153,105	—
Property and equipment, net	—	165,872	—	—	165,872
Intangible assets, net	—	25,642	—	—	25,642
Note receivable	—	179	—	—	179
Other assets	—	16,540	—	—	16,540

Total assets	$18,173	$106,035	$—	$153,105	$277,313

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities:
Accounts payable	$—	$17,079	$—	$—	$17,079
Accrued expenses	10,267	27,984	—	—	38,251
Current maturities of long-term obligations	138,513	213,184	—	—	351,697

Total current liabilities	148,780	258,247	—	—	407,027
Long-term debt	—	—	—	—	—
Other	—	893	—	—	893
Stockholder’s deficit:
Common stock	1	—	—	—	1
Additional paid-in capital	446,449	383,444	—	(383,444)	446,449
Retained deficit	(577,057)	(536,549)	—	536,549	(577,057)

Total stockholder’s deficit	(130,607)	(153,105)	—	153,105	(130,607)

Total liabilities and stockholder’s deficit	$18,173	$106,035	$—	$153,105	$277,313

IWO HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2003

Condensed Consolidating Balance Sheet

	December 31, 2002
	IWO Holdings, Inc. (Parent)	Independent Wireless One Corp. (Guarantor)	Independent Wireless One Leased Realty Corp. (Non-guarantor)	Consolidating Entries	Consolidated
	(In thousands)
ASSETS:
Current Assets
Cash and cash equivalents	$—	$35,008	$—	$—	$35,008
Investment securities at amortized cost – held to maturity	—	—	—	—	—
Restricted cash and US Treasury securities at amortized cost – held to maturity	33,218	—	—	—	33,218
Subscriber receivables, net	—	11,843	—	—	11,843
Intercompany receivable (payable)	160,000	(156,716)	(2,964)	—	320
Inventory	—	2,579	—	—	2,579
Prepaid expenses and other assets	—	3,312	2,964	—	6,276

Total current assets	193,218	(103,974)	—	—	89,244
Restricted cash	—	8,000	—	—	8,000
Investment in subsidiary	(80,975)	—	—	80,975	—
Property and equipment, net	—	189,878	—	—	189,878
Goodwill and other intangible assets, net	—	55,517	—	—	55,517
Note receivable	—	174	—	—	174
Other assets	—	17,612	—	—	17,612

Total assets	$112,243	$167,207	$—	$80,975	$360,425

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities:
Accounts payable	$—	$14,994	$—	$—	$14,994
Accrued expenses	10,267	19,053	—	—	29,320

Total current liabilities	10,267	34,047	—	—	44,314
Long-term debt	137,023	213,184	—	—	350,207
Other	—	951	—	—	951
Stockholder’s deficit:
Common stock	1	—	—	—	1
Additional paid-in capital	446,449	383,444	—	(383,444)	446,449
Retained deficit	(481,497)	(464,419)	—	464,419	(481,497)

Total stockholder’s deficit	(35,047)	(80,975)	—	80,975	(35,047)

Total liabilities and stockholder’s deficit	$112,243	$167,207	$—	$80,975	$360,425

IWO HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2003

Condensed Consolidating Statement of Operations

	Year ended December 31, 2003
	IWO Holdings, Inc. (Parent)	Independent Wireless One Corporation (Guarantor)	Independent Wireless One Leased Realty Corporation (Non Guarantor)	Consolidating Entries	Consolidated
	(In thousands)
Revenues	$—	$171,849	$14,674	$(14,674)	$171,849
Operating expenses	—	227,197	14,674	(14,674)	227,197

Operating income (loss)	—	(55,348)	—	—	(55,348)
Other income (expense), net	(23,431)	(16,781)	—	—	(40,212)

Equity in income (losses) of wholly-owned subsidiaries	(72,129)	—	—	72,129	—

Net income (loss)	$(95,560)	$(72,129)	$—	$72,129	$(95,560)

Condensed Consolidating Statement of Operations

	Nine Months ended December 31, 2002
	IWO Holdings, Inc. (Parent)	Independent Wireless One Corporation (Guarantor)	Independent Wireless One Leased Realty Corporation (Non Guarantor)	Consolidating Entries	Consolidated
	(In thousands)
Revenues	$—	$124,896	$10,370	$(10,370)	$124,896
Operating expenses	—	580,242	10,370	(10,370)	580,242

Operating income (loss)	—	(455,346)	—	—	(455,346)
Other income (expense), net	(17,078)	(9,073)	—	—	(26,151)

Equity in income (losses) of wholly-owned subsidiaries	(464,419)	—	—	464,419	—

Net income (loss)	$(481,497)	$(464,419)	$—	$464,419	$(481,497)

Consolidating Statement of Operations

	Three Months ended March 31, 2002
	IWO Holdings, Inc. (Parent)	Independent Wireless One Corporation (Guarantor)	Independent Wireless One Leased Realty Corporation (Non Guarantor)	Consolidating Entries	Consolidated
	(In thousands)
Revenues	$—	$35,536	$3,092	$(3,092)	$35,536
Operating expenses	—	55,724	3,092	(3,092)	55,724

Operating income (loss)	—	(20,188)	—	—	(20,188)
Other income (expense), net	(4,613)	(2,035)	—	—	(6,648)

Equity in income (losses) of wholly-owned subsidiaries	(22,223)	—	—	22,223	—

Net income (loss)	$(26,836)	$(22,223)	$—	$22,223	$(26,836)

IWO HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2003

Condensed Consolidating Statement of Operations

	Year ended December 31, 2001
	IWO Holdings, Inc. (Parent)	Independent Wireless One Corporation (Guarantor)	Independent Wireless One Leased Realty Corporation (Non Guarantor)	Consolidating Entries	Consolidated
	(In thousands)
Revenues	$—	$111,324	$8,611	$(8,611)	$111,324
Operating expenses	—	166,289	8,611	(8,611)	166,289

Operating income (loss)	—	(54,965)	—	—	(54,965)
Other income (expense), net	(14,839)	(7,137)	—	—	(21,976)

Equity in income (losses) of wholly-owned subsidiaries	(62,102)	—	—	62,102	—

Net income (loss)	$(76,941)	$(62,102)	$—	$62,102	$(76,941)

Condensed Consolidating Statement of Cash Flows

	Year ended December 31, 2003
	IWO Holdings, Inc. (Parent)	Independent Wireless One Corp. (Guarantor)	Independent Wireless One Leased Realty Corp. (Non-guarantor)	Consolidating Entries	Consolidated
	(In thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(21,859)	$10,609	$—	$—	$(11,250)
Cash flows from investing activities:
Release of restricted cash and U.S. Treasury securities	21,859	—	—	—	21,859
Payments for the purchase of equipment	—	(13,354)	—	—	(13,354)
Proceeds from sale of assets	—	74	—	—	74

Net cash provided by (used in) investing activities	21,859	(13,280)	—	—	8,579

Cash flows from financing activities:
Proceeds from long-term debt	—	—	—	—	—
Other financing activities	—	—	—	—	—

Net cash provided by (used in) financing activities	—	—	—	—	—

Net increase in cash and cash equivalents	—	(2,671)	—	—	(2,671)
Cash and cash equivalents at beginning of period	—	35,008	—	—	35,008

Cash and cash equivalents at end of period	$—	$32,337	$—	$—	$32,337

IWO HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2003

Condensed Consolidating Statement of Cash Flows

	April 1, 2002 through December 31, 2002
	IWO Holdings, Inc. (Parent)	Independent Wireless One Corp. (Guarantor)	Independent Wireless One Leased Realty Corp. (Non-guarantor)	Consolidating Entries	Consolidated
	(In thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(10,449)	$(22,251)	$—	$—	$(32,700)
Cash flows from investing activities:
Release of restricted cash and U.S. Treasury securities	10,449	—	—	—	10,449
Payments for the purchase of equipment	—	(53,820)	—	—	(53,820)
Acquisition costs	—	(191)	—	—	(191)
Maturities and sales of marketable securities	—	66,967	—	—	66,967

Net cash provided by (used in) investing activities	10,449	12,956	—	—	23,405

Cash flows from financing activities:
Proceeds from long-term debt	—	43,184	—	—	43,184
Other financing activities	—	20	—	—	20

Net cash provided by (used in) financing activities	—	43,204	—	—	43,204

Net increase in cash and cash equivalents	—	33,909	—	—	33,909
Cash and cash equivalents at beginning of period	—	1,099	—	—	1,099

Cash and cash equivalents at end of period	$—	$35,008	$—	$—	$35,008

Condensed Consolidating Statement of Cash Flows

	January 1, 2002 through March 31, 2002
	IWO Holdings, Inc. (Parent)	Independent Wireless One Corp. (Guarantor)	Independent Wireless One Leased Realty Corp. (Non-guarantor)	Consolidating Entries	Consolidated
	(In thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(10,717)	$(4,151)	$—	$—	$(14,868)
Cash flows from investing activities:
Release of restricted cash and U.S. Treasury securities	10,717	—	—	—	10,717
Payments for the purchase of equipment	—	(29,144)	—	—	(29,144)
Maturities of marketable securities	—	6,000	—	—	6,000

Net cash provided by (used in) investing activities	10,717	(23,144)	—	—	(12,427)

Cash flows from financing activities:
Proceeds from long-term debt	—	40,000	—	—	40,000
Principal payments of long-term debt	—	(15,000)	—	—	(15,000)

Net cash provided by (used in) financing activities	—	25,000	—	—	25,000

Net decrease in cash and cash equivalents	—	(2,295)	—	—	(2,295)
Cash and cash equivalents at beginning of period	—	3,394	—	—	3,394

Cash and cash equivalents at end of period	$—	$1,099	$—	$—	$1,099

IWO HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2003

Condensed Consolidating Statement of Cash Flows

	Year ended December 31, 2001
	IWO Holdings, Inc. (Parent)	Independent Wireless One Corp. (Guarantor)	Independent Wireless One Leased Realty Corp. (Non-guarantor)	Consolidating Entries	Consolidated
	(In thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(106,334)	$61,694	$—	$—	$(44,640)
Cash flows from investing activities:
(Purchase) release of restricted cash and U.S. Treasury securities	(53,719)	—	—	—	(53,719)
Payments for the purchase of equipment	—	(77,793)	—	—	(77,793)
Maturities of marketable securities	—	30,684	—	—	30,684
Purchase of marketable securities	—	(105,328)	—	—	(105,328)

Net cash provided by (used in) investing activities	(53,719)	(152,437)	—	—	(206,156)

Cash flows from financing activities:
Proceeds from long-term debt	160,000	65,000	—	—	225,000
Debt issuance costs	—	(7,725)	—	—	(7,725)
Other financing activities	53	549	—	—	602

Net cash provided by (used in) financing activities	160,053	57,824	—	—	217,877

Net decrease in cash and cash equivalents	—	(32,919)	—	—	(32,919)
Cash and cash equivalents at beginning of period	—	36,313	—	—	36,313

Cash and cash equivalents at end of period	$—	$3,394	$—	$—	$3,394

13. Subsequent Events (Unaudited)

On February 12, 2004, Sprint PCS notified the Company of a settlement related to certain previous amounts charged to the Company. While the settlement will result in a refund of these previous charges by $2.1 million, Sprint PCS is applying $1.5 million of this refund to the disputed amounts discussed in Note 7. The Company will record this settlement is the period in which the amounts are received from Sprint PCS, which is expected to be in the first quarter of 2004.

REPORT OF INDEPENDENT ACCOUNTANTS ON

FINANCIAL STATEMENTS SCHEDULE

To the Board of Directors and Stockholders of

IWO Holdings, Inc. and Subsidiaries

Our audit of the 2001 consolidated financial statements referred to in our report dated March 8, 2002 appearing in this Annual Report on Form 10-K of IWO Holdings, Inc. and its Subsidiaries also included an audit of the 2001 financial statement schedule listed in Item 15(b) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Albany, New York
March 8, 2002

S-1

IWO HOLDINGS INC. AND SUBSIDIARIES

Schedule II – Valuation and Qualifying Accounts

(In thousands)

	Year Ended December 31, 2003	For the Period From April 1, 2002 through December 31, 2002	For the Period From January 1, 2002 through March 31, 2002	Year Ended December 31, 2001
Income tax valuation allowance
Balance at beginning of period/year	$116,713	$55,879	$49,179	$23,181
Additions	39,335	116,713	6,700	25,998
Reductions	—	(55,879)	—	—

Balance at end of period/year	$156,048	$116,713	$55,879	$49,179

Allowance for doubtful accounts
Balance at beginning of period/year	$2,403	$737	$615	$312
Additions	952	4,531	2,007	3,125
Reductions	(1,127)	(2,865)	(1,885)	(2,822)

Balance at end of period/year	$2,228	$2,403	$737	$615

Reserve for inventory obsolescence
Balance at beginning of period/year	$19	$—	$—	$—
Additions	386	19	—	—
Reductions	—	—	—	—

Balance at end of period/year	$405	$19	$—	$—

S-2