Form 10-Q
period 2004-03-31
IWO HOLDINGS INC
filed 2004-05-03
CIK 1116181

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number 333-39746

IWO HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	14-1818487
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

901 Lakeshore Drive Lake Charles, LA	70601
(Address of principal executive offices)	(Zip code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Part I	Financial Information
Item 1.	Financial Statements

IWO HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2004	December 31, 2003
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$36,243	$32,337
Restricted cash and US Treasury securities at amortized cost – held to maturity	8,173	19,358
Subscriber receivables, net	10,901	9,938
Inventory	1,203	1,619
Prepaid expenses and other assets	6,518	5,867

Total current assets	63,038	69,119

Property and equipment, net	160,339	165,872
Intangible assets, net	18,174	25,642
Note receivable	—	179
Other assets	15,742	16,540

Total assets	$257,293	$277,352

Liabilities and Stockholder’s deficit
Current liabilities:
Accounts payable	$13,607	$17,079
Accrued expenses	39,569	38,251
Payable to related party	279	39
Current maturities of long-term obligations	352,120	351,697

Total current liabilities	405,575	407,066

Long term obligations in default	—	—
Other	751	893

Stockholder’s deficit:
Common stock	1	1
Additional paid in capital	446,449	446,449
Retained deficit	(595,483)	(577,057)

Total stockholder’s deficit	(149,033)	(130,607)

Total liabilities and stockholder’s deficit	$257,293	$277,352

See accompanying notes to condensed consolidated financial statements

IWO HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2004	2003
Revenues:
Subscriber	$32,971	$30,073
Roaming	8,597	7,081
Merchandise sales	2,285	1,751
Other revenue	84	115

Total revenue	43,937	39,020

Expense:
Cost of service	22,452	26,722
Merchandise cost of sales	4,142	2,511
General and administrative	2,954	3,360
Sales and marketing	7,512	8,906
Depreciation and amortization	13,964	13,374
Asset abandonment charge	—	12,403

Total operating expense	51,024	67,276

Operating loss	(7,087)	(28,256)
Other expense:
Interest expense, net	(11,314)	(8,871)
Loss on sale of assets	(25)	—

Total other expense	(11,339)	(8,871)

Net loss	$(18,426)	$(37,127)

See accompanying notes to condensed consolidated financial statements

IWO HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2004	2003
Cash flows from operating activities
Net cash used in operating activities	$(5,833)	$(15,392)

Cash flows from investing activities

Purchases of property and equipment	(1,452)	(4,579)
Release of restricted cash and US Treasury securities	11,186	11,035
Proceeds from the sale of assets	5	—

Net cash provided by investing activities	9,739	6,456

Cash flows from financing activities	—	—

Net change in cash and cash equivalents	3,906	(8,936)

Cash and cash equivalents at beginning of period	32,337	35,008

Cash and cash equivalents at end of period	$36,243	$26,072

See accompanying notes to condensed consolidated financial statements

IWO HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

The condensed consolidated balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The condensed consolidated financial statements contained herein should be read in conjunction with the financial statements and notes included in the Form 10-K for IWO Holdings, Inc. for the year ended December 31, 2003, filed on March 2, 2004 with the Securities and Exchange Commission.

Certain reclassifications have been made to the financial statements for the three-month period ended March 31, 2003 to conform to the presentation of the financial statements for the three-month period ended March 31, 2004.

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities—An Interpretation of Accounting Research Bulletin (ARB) No. 51” (“FIN 46”). This interpretation clarifies how to identify variable interest entities and how a company should assess its interests in a variable interest entity to decide whether to consolidate the entity. FIN 46 applies to variable interest entities created after January 31, 2003, in which a company obtains an interest after that date. Also, FIN 46 applies at the end of the first reporting period after March 15, 2004, to variable interest entities in which a company holds a variable interest that it acquired before February 1, 2003. The adoption of this interpretation did not have a material effect on the Company’s financial position, results of operations or cash flows.

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

The Company has been unable to develop a business plan that provides sufficient cash to fund operations, debt service and capital requirements in 2003. The Company has been in discussions with its creditors to arrive at an acceptable restructuring to preserve liquidity but has been unable to arrive at an acceptable plan. The Company anticipates seeking protection under bankruptcy in 2004.

As of March 31, 2004, the Company had $36.2 million in cash and cash equivalents and $8.2 million in restricted cash; and indebtedness that consisted of $213.2 million related to its senior bank credit facility and $138.9 million related to its senior notes for a total of $352.1 million. A portion of the original proceeds of the senior notes offering was set aside as restricted cash and used to make the first six scheduled semi-annual interest payments on the senior notes through January 2004.

In March 2004, the Company failed to make the initial $2.3 million principal payment on its senior bank credit facility and since March 2003, the Company has failed to make $14.2 million in interest payments on its senior bank credit facility. The Company was not in compliance with its restrictive covenants under the senior bank credit facility at March 31, 2004. As a result of the Company’s failure to make scheduled principal and interest payments and the covenant violations, the Company was in default of its senior bank credit facility at March 31, 2004 and the holders of the senior bank credit facility have denied the Company access to the remaining $25.2 million of availability. As a result, the Company has classified all outstanding indebtedness of both the senior bank credit facility and the senior notes as a current liability.

As a result of liquidity challenges, the Company has made the decision to reduce capital expenditures for network expansion. Included are cell sites that the Company is required to construct to meet the build out requirements under its Sprint management agreement. Failure to complete the build out of the service area will place the Company in violation of its Sprint PCS management agreement. As a result, Sprint PCS could declare the Company in default and take action up to and including termination of its Sprint PCS management agreement. At March 31, 2004, the Company’s construction in progress included $5.6 million primarily related to cell sites that IWO plans to complete and management estimates that completion of these cell sites will require approximately $11.2 million in additional costs to complete construction and place these sites in operation. The Company anticipates that only a portion of these sites will be completed in 2004.

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

4.	Details of Certain Balance Sheet Accounts

Major categories of property and equipment consisted of the following:

	March 31, 2004	December 31, 2003
	(In thousands)
Land	$168	$168
Buildings and leasehold improvements	9,361	9,361
Facilities and equipment	186,414	184,981
Furniture, fixtures and vehicles	5,630	5,684
Construction in progress	5,565	6,026

	207,138	206,220
Less accumulated depreciation and amortization	46,799	40,348

	$160,339	$165,872

Intangibles consisted of the following:

	March 31, 2004	December 31, 2003
	(In thousands)
Intangible assets:
Sprint PCS management agreement	$19,766	$19,766
Subscriber base	57,500	57,500

	77,266	77,266
Less accumulated amortization	59,092	51,624

Intangible assets, net	$18,174	$25,642

5.	Long-Term Obligations

Long-term obligations consisted of the following:

	March 31, 2004	December 31, 2003
	(In thousands)
Senior bank credit facility, in default	$213,184	$213,184
Senior subordinated discount notes	138,936	138,513

Long-term obligations	352,120	351,697
Less current maturities, in default	352,120	351,697

Long-term obligations, excluding current maturities	$—	$—

The Company is an unrestricted subsidiary of US Unwired. As a result, funds available under the Company’s senior bank credit facility can only be used by the Company to finance the operations of the Company and funds available under US Unwired’s senior bank credit facility can only be used by US Unwired to finance operations of US Unwired.

In March 2004, the Company failed to make the initial $2.3 million principal payment on its senior bank credit facility and since March 2003, the Company has failed to make $14.2 million in interest payments on its senior bank credit facility. The Company was not in compliance with its restrictive covenants under the senior bank credit facility at March 31, 2004 and the holders of the senior bank credit facility have denied the Company access to the remaining $25.2 million of availability. As a result of this and those issues as discussed in Note 3 above, the Company has classified all outstanding indebtedness of both the senior bank credit facility and the senior notes as a current liability.

Senior Bank Credit Facility

Effective December 2000, Independent Wireless One Corporation, a wholly owned subsidiary of the Company, entered into amended and restated secured bank credit facility (“senior bank credit facility”) under which it may borrow up to $240 million in the aggregate consisting of $170 million in term loans and up to $70 million in revolving loans. The senior bank credit facility matures in 2008. The term loans are due to be repaid in quarterly installments beginning in March 2004 and the reducing revolver matures in March 2008. All loans under the senior bank credit facility, effective with the date of the default, bear interest at a rate of 4.25-4.75 percent above the agent bank’s prime rate. The senior bank credit facility is collateralized by all of the assets of the Company and its subsidiaries.

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

A portion of the original proceeds of the senior notes offering was set aside as restricted cash and used to make the first six scheduled semi-annual interest payments on the senior notes through January 2004.

6.	Commitments and Contingencies

The PCS licenses that the Company operates for Sprint PCS are subject to a requirement that the Company construct network facilities that offer coverage to 25% of the population or have substantial service in each of its Basic Trading Areas (“BTAs”) within five years from the grant of the licenses. As of March 31, 2004, management believes that Sprint PCS has met the requirements necessary for the licenses that the Company operates for Sprint PCS under its Sprint PCS management agreements.

The Company uses Sprint PCS to process all post-pay PCS subscriber billings including monthly recurring charges, airtime and other charges such as interconnect fees. The Company pays various fees to Sprint PCS for new subscribers as well as recurring monthly fees for services performed for existing customers including billing and management of customer accounts. Sprint PCS’s billing for these services is based upon an estimate of the actual costs incurred by Sprint PCS to provide such services. At the end of each calendar year, Sprint PCS compares its actual costs to provide such services to remittances by the Company for estimated billings and either refunds overpayments or bills for costs in excess of the payments made. In March 2004, Sprint PCS remitted to the Company approximately $2.1 million consisting of $.6 million in cash and $1.5 million in credits to previously disputed items for 2003 billings related to these services. Based upon information as provided by Sprint PCS, the Company believes it has adequately provided for the above-mentioned costs in the accompanying consolidated financial statements. Additionally, Sprint PCS has contracted with national retailers that sell handsets and service to new PCS subscribers in the Company’s markets. Sprint PCS pays these national retailers a new subscriber commission and provides handsets to such retailers below cost. Sprint PCS passes these costs of commissions and the handset subsidies to the Company.

The Company periodically reviews all charges from Sprint PCS and from time to time, the Company may dispute certain of these charges. As of March 31, 2004, the Company had disputed approximately $10.1 of charges to IWO. Based upon the information provided to the Company by Sprint PCS to date, the Company believes the accompanying condensed consolidated balance sheet adequately reflects its obligation that may be due to Sprint PCS for these charges.

On July 11, 2003, US Unwired and two of its subsidiaries, Louisiana Unwired LLC and Texas Unwired (“US Unwired”), filed suit in U.S. District Court for the Western District of Louisiana, against Sprint Corporation, Sprint Spectrum, L.P., Wireless, L.P. and Sprintcom, Inc. (collectively, “Sprint”) and on September 25, 2003, US Unwired filed an amended complaint. The suit alleges violations of the Racketeer Influenced and Corrupt

Organizations Act, breach of fiduciary duty, breach of contract, and fraud arising out of Sprint’s conduct in its dealings with the plaintiff companies. It seeks treble actual damages in unspecified amounts and appointment of a receiver or fiscal agent over property and assets controlled by Sprint. The Company is not a plaintiff in this suit. On February 5, 2004, the U.S. District Court denied in all respects Sprint’s previously-filed motion for judgment on the pleadings, stated that it was amenable to allowing US Unwired to hire an outside accounting company or other expert to monitor monies received by Sprint, and agreed with the Company’s position that certain claims are subject to trial by jury in Louisiana. On March 8, 2004, US Unwired filed its Second Amended Complaint against Sprint to include certain additional factual allegations related to its claims, as requested by the Court’s February 5 Order. On April 8, 2004, Sprint filed its Answer, Defenses, and Counterclaim to US Unwired’s Second Amended Complaint, which included a claim that US Unwired owed Sprint approximately $16.3 million related to contractual disputes between the parties. The Company is not a defendant in this suit. On March 25, 2004, US Unwired filed Plaintiffs’ Application to Appoint an Outside Accounting Company or Other Expert to Contemporaneously Monitor Monies Paid to Sprint From US Unwired Affiliate Customers. Sprint has filed an objection to US Unwired’s application. US Unwired anticipates that the Court will rule on its application in the coming weeks. US Unwired and Sprint also have submitted to the Court an agreed upon schedule to complete the discovery process during 2004 and US Unwired anticipates an early 2005 trial date.

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

The information which follows presents the condensed consolidating balance sheet as of March 31, 2004 and December 31, 2003 and the condensed consolidating results of operations and cash flows for the three-month periods ended March 31, 2004 and 2003 of (a) the Parent Company, IWO Holdings, Inc., (b) the “Guarantor”, Independent Wireless One Corporation, and (c) the “Non-Guarantor”, Independent Wireless One Leased Realty Corporation, and includes consolidating entries and the Company on a consolidated basis.

Condensed Consolidating Balance Sheet

	March 31, 2004
	IWO Holdings, Inc. (Parent)	Independent Wireless One Corp. (Guarantor)	Independent Wireless One Leased Realty Corp. (Non-guarantor)	Consolidating Entries	Consolidated
	(In thousands)
ASSETS:
Current assets:
Cash and cash equivalents	$—	$36,243	$—	$—	$36,243
Restricted cash and US Treasury securities at amortized cost – held to maturity	79	8,094	—	—	8,173
Subscriber receivables, net	—	10,901	—	—	10,901
Inventory	—	1,203	—	—	1,203
Prepaid expenses and other assets	—	3,634	2,884	—	6,518

Total current assets	79	60,075	2,884	—	63,038
Investment in subsidiary	(165,509)	—	—	165,509	—
Property and equipment, net	—	160,339	—	—	160,339
Intangible assets, net	—	18,174	—	—	18,174
Other assets	—	15,742	—	—	15,742

Total assets	$(165,430)	$254,330	$2,884	$165,509	$257,293

LIABILITIES AND STOCKHOLDER’S DEFICIT:
Current liabilities:
Accounts payable	$—	$13,607	$—	$—	$13,607
Accrued expenses	4,667	34,902	—	—	39,569
Payable to (receivable from) related party	(160,000)	157,395	2,884	—	279
Current maturities of long-term obligations	138,936	213,184	—	—	352,120

Total current liabilities	(16,397)	419,088	2,884	—	405,575
Long-term debt	—	—	—	—	—
Other	—	751	—	—	751

Stockholder’s deficit:
Common stock	1	—	—	—	1
Additional paid-in capital	446,449	383,444	—	(383,444)	446,449
Retained deficit	(595,483)	(548,953)	—	548,953	(595,483)

Total stockholder’s equity (deficit)	(149,033)	(165,509)	—	165,509	(149,033)

Total liabilities and stockholder’s equity (deficit)	$(165,430)	$254,330	$2,884	$165,509	$257,293

Condensed Consolidating Balance Sheet

	December 31, 2003
	IWO Holdings, Inc. (Parent)	Independent Wireless One Corp. (Guarantor)	Independent Wireless One Leased Realty Corp. (Non-guarantor)	Consolidating Entries	Consolidated
	(In thousands)
ASSETS:
Current assets:
Cash and cash equivalents	$—	$32,337	$—	$—	$32,337
Restricted cash and US Treasury securities at amortized cost – held to maturity	11,278	8,080	—	—	19,358
Subscriber receivables, net	—	9,938	—	—	9,938
Inventory	—	1,619	—	—	1,619
Prepaid expenses and other assets	—	2,798	3,069	—	5,867

Total current assets	11,278	54,772	3,069	—	69,119
Investment in subsidiary	(153,105)	—	—	153,105	—
Property and equipment, net	—	165,872	—	—	165,872
Intangible assets, net	—	25,642	—	—	25,642
Note receivable	—	179	—	—	179
Other assets	—	16,540	—	—	16,540

Total assets	$(141,827)	$263,005	$3,069	$153,105	$277,352

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities:
Accounts payable	$—	$17,079	$—	$—	$17,079
Accrued expenses	10,267	27,984	—	—	38,251
Payable to (receivable from) related party	(160,000)	156,970	3,069	—	39
Current maturities of long-term obligations	138,513	213,184	—	—	351,697

Total current liabilities	(11,220)	415,217	3,069	—	407,066
Long-term debt	—	—	—	—	—
Other	—	893	—	—	893
Stockholder’s deficit:
Common stock	1	—	—	—	1
Additional paid-in capital	446,449	383,444	—	(383,444)	446,449
Retained deficit	(577,057)	(536,549)	—	536,549	(577,057)

Total stockholder’s equity (deficit)	(130,607)	(153,105)	—	153,105	(130,607)

Total liabilities and stockholder’s deficit	$(141,827)	$263,005	$3,069	$153,105	$277,352

Condensed Consolidating Statement of Operations

	Three-month period ended March 31, 2004
	IWO Holdings, Inc. (Parent)	Independent Wireless One Corp. (Guarantor)	Independent Wireless One Leased Realty Corp. (Non-guarantor)	Consolidating Entries	Consolidated
	(In thousands)
Revenues	$—	$43,937	$3,768	$(3,768)	$43,937
Operating expenses	—	51,024	3,768	(3,768)	51,024

Operating loss	—	(7,087)	—	—	(7,087)

Other income (expense), net	(6,020)	(5,319)	—	—	(11,339)

Equity in losses of wholly-owned subsidiaries	(12,406)	—	—	12,406	—

Net loss	$(18,426)	$(12,406)	$—	$12,406	$(18,426)

Condensed Consolidating Statement of Operations

	Three-month period ended March 31, 2003
	IWO Holdings, Inc. (Parent)	Independent Wireless One Corp. (Guarantor)	Independent Wireless One Leased Realty Corp. (Non-guarantor)	Consolidating Entries	Consolidated
	(In thousands)
Revenues	$—	$39,020	$3,775	$(3,775)	$39,020
Operating expenses	—	67,276	3,775	(3,775)	67,276

Operating loss	—	(28,256)	—	—	(28,256)

Other income (expense), net	(5,792)	(3,079)	—	—	(8,871)

Equity in losses of wholly-owned subsidiaries	(31,335)	—	—	31,335	—

Net loss	$(37,127)	$(31,335)	$—	$31,335	$(37,127)

Condensed Consolidating Statement of Cash Flows

	Three-month period ended March 31, 2004
	IWO Holdings, Inc. (Parent)	Independent Wireless One Corp. (Guarantor)	Independent Wireless One Leased Realty Corp. (Non-guarantor)	Consolidating Entries	Consolidated
	(In thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(11,186)	$5,353	$—	$—	$(5,833)
Cash flows from investing activities:
Release of restricted cash and U.S. Treasury securities	11,186	—	—	—	11,186
Payments for the purchase of equipment	—	(1,452)	—	—	(1,452)
Proceeds from the sale of assets	—	5	—	—	5

Net cash provided by (used in) investing activities	11,186	(1,447)	—	—	9,739

Cash flows from financing activities:
Proceeds from long-term debt	—	—	—	—	—
Proceeds from promissory notes	—	—	—	—	—

Net cash provided by (used in) financing activities	—	—	—	—	—

Net increase in cash and cash equivalents	—	3,906	—	—	3,906
Cash and cash equivalents at beginning of period	—	32,337	—	—	32,337

Cash and cash equivalents at end of period	$—	$36,243	$—	$—	$36,243

Condensed Consolidating Statement of Cash Flows

	Three-month period ended March 31, 2003
	IWO Holdings, Inc. (Parent)	Independent Wireless One Corp. (Guarantor)	Independent Wireless One Leased Realty Corp. (Non-guarantor)	Consolidating Entries	Consolidated
	(In thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(11,035)	$(4,357)	$—	$—	$(15,392)
Cash flows from investing activities:
Release of restricted cash and U.S. Treasury securities	11,035	—	—	—	11,035
Payments for the purchase of equipment	—	(4,579)	—	—	(4,579)
Maturities of marketable securities	—	—	—	—	—

Net cash provided by (used in) investing activities	11,035	(4,579)	—	—	6,456

Cash flows from financing activities:
Proceeds from long-term debt	—	—	—	—	—
Principal payments of long-term debt	—	—	—	—	—

Net cash provided by (used in) financing activities	—	—	—	—	—

Net decrease in cash and cash equivalents	—	(8,936)	—	—	(8,936)
Cash and cash equivalents at beginning of period	—	35,008	—	—	35,008

Cash and cash equivalents at end of period	$—	$26,072	$—	$—	$26,072

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

You should not rely too heavily on any forward-looking statement. We cannot assure you that our forward-looking statements will prove to be correct. We have no obligation to update or revise publicly any forward-looking statement based on new information, future events or otherwise. This discussion should be read in conjunction with our financial statements included in this report and with the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K for IWO Holdings, Inc. for the year ended December 31, 2003 filed on March 2, 2004 with the Securities and Exchange Commission (“SEC”).

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

Cash Flows

Net cash used in operating activities during the three-month period ended March 31, 2004 was $5.8 million. Net cash provided by investing activities during the three-month period ended March 31, 2004 was $9.7 million and included $11.2 million in proceeds of restricted cash offset by $1.5 million for capital expenditures. Net cash provided by financing activities during the three-month period ended March 31, 2004 was $0.

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

	Three month period ended March 31,
	2004	2003
Subscribers
Gross Additions	27,274	26,559
Net Additions	5,063	4,717
Total Customers	220,074	205,813
Churn	3.1%	3.3%

Reseller subscribers	58,101	12,056

Average Revenue Per User, Monthly
Including Roaming	$63.69	$60.87
Without Roaming	$50.52	$49.27

Cost Per Gross Addition	$344	$364

Average Monthly MOUs Per Subscriber
Home	480	433
Roaming off our Network	182	139

System MOUs (Millions)
Subscriber	313	264
Roaming	160	96

Licensed POPs (Millions)	6.3	6.3
Covered POPs (Millions)	4.8	4.7
Towers (owned and leased)	693	651

Subscribers

We refer to our customers as “subscribers”. Gross additions refer to the total number of new subscribers added during the period. Net subscribers refer to the total number of new subscriber additions during the period reduced by any subscribers that have cancelled or terminated their service with us during this same period.

The number of gross and net additions increased for the three-month period ended March 31, 2004 as compared to the three-month period ended March 31, 2003 primarily as a result of our marketing efforts to target customers of good credit quality and efforts to redirect customers with challenged credit standing to our pre-pay or pay as you go service.

Churn

Churn is the monthly rate of customer turnover expressed as a percentage of our overall average customers for the reporting period. Customer turnover includes both customers that elected voluntarily to not continue using our service and customers that were involuntarily terminated from using our service because of non-payment. Churn is calculated by dividing the sum of (i) the number of customers that discontinue service; (ii) less those customers discontinuing their service within 30 days of their original activation date; (iii) adding back those customers that reactivate their service, by our overall average customers for the reporting period; and, (iv) dividing by the number of months in the period. The decrease in churn for the three-month period ended March 31, 2004 as compared to the three-month period ended March 31, 2003 was primarily as a result of the our efforts to attract and retain subscribers in good credit standing.

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

Effective January 1, 2004, Sprint PCS reduced the reciprocal travel rate to $0.041 per minute in 2004 from $0.058 per minute in 2003. For the three-month period ended March 31, 2004, the reduction in the travel rate has resulted in a $2.3 million decrease to our revenues, a $2.2 million decrease to our expenses and a reduction to our cash flow of $.1 million.

Average Revenue per User

Average revenue per user (“ARPU”) is the average monthly service revenue per subscriber and is calculated by dividing total subscriber revenue for the period by the average number of subscribers during the period. We present ARPU excluding and including roaming revenue. The increase in ARPU including roaming for the three-month period ended March 31, 2004 as compared to the three-month period ended March 31, 2003 was primarily as a result of an increase in data usage by our subscribers and a volume increase in voice and data roaming by Sprint and reseller subscribers using our network that was partially offset by a decrease in revenues related to minutes over plan and a decrease in the reciprocal travel rate as discussed above. The increase in ARPU excluding roaming for the three-month period ended March 31, 2004 compared to the three-month period ended March 31, 2003 was primarily related to an increase in data usage offset by a decrease in revenues related to minutes over plan.

Cost per Gross Addition

Cost per gross addition (“CPGA”) summarizes the average cost to acquire all customers during the reporting period. CPGA is computed by adding selling and marketing expenses, cost of equipment and activation costs and reducing the amount by the revenue from handset and accessory sales. The net amount is divided by the number of total new subscribers added for the period. The decrease in CPGA for the three-month period ended March 31, 2004 as compared to the three-month period ended March 31, 2003 was primarily as a result of an overall decrease in selling and marketing expenses as explained below.

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

Reseller Subscribers

We participate in a reseller program in our service area through Sprint PCS as part of the partnership between Sprint PCS and Virgin Mobile USA, LLC (“Virgin”). The agreement allows Virgin to sell prepaid wireless services and pay us for use of our network on a per minute basis. The number of reseller subscribers increased for the three-month period ended March 31, 2004 as compared to the three-month period ended March 31, 2003 primarily as a result of higher market penetration.

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

Three Month Period Ended March 31, 2004 Compared to the Three Month Period Ended March 31, 2003

Revenues

	Three-month period ended March 31,
	2004	2003
	(In thousands)
Subscriber revenues	$32,971	$30,073
Roaming revenues	8,597	7,081
Merchandise sales	2,285	1,751
Other revenues	84	115

Total revenues	$43,937	$39,020

Subscriber revenues

Total subscriber revenues were $33.0 million for the three-month period ended March 31, 2004 as compared to $30.1 million for the three-month period ended March 31, 2003, representing an increase of $2.9 million and was primarily the result of an increase in the number of subscribers we serve.

Roaming revenues

Roaming revenues were $8.6 million for the three-month period ended March 31, 2004 as compared to $7.1 million for the three-month period ended March 31, 2003, representing an increase of $1.5 million and was primarily as a result of an increase of $2.2 million related to a higher volume of PCS subscribers traveling though our service area, an increase of $.5 million related to data travel and an increase of $1.1 million related to other network usage including Virgin offset by a decrease of $2.3 million related to our decrease in the reciprocal roaming rate as discussed in Subscriber and Roaming Revenue above.

Merchandise sales

Merchandise sales were $2.3 million for the three-month period ended March 31, 2004 as compared to $1.8 million for the three-month period ended March 31, 2003, representing a increase of $.5 million. The increase is primarily as a result of an increase in sales to new subscribers, no longer discounting handset sales to local agents and our July 1, 2003 adoption of EITF 00-21 as discussed in Note 1 above. The cost of handsets typically exceeds the amount received from our subscribers because we subsidize the price of handsets to remain competitive in the marketplace.

Operating Expenses

	Three-month period ended March 31,
	2004	2003
	(In thousands)
Cost of service	22,452	$26,722
Merchandise cost of sales	4,142	2,511
General & administrative	2,954	3,360
Sales & marketing	7,512	8,906
Depreciation & amortization	13,964	13,374
Asset abandonment charge	—	12,403

Total operating expenses	$51,024	$67,276

Cost of service

Cost of service was $22.5 million for the three-month period ended March 31, 2004 as compared to $26.7 million for the three-month period ended March 31, 2003, representing a decrease of $4.2 million that consisted primarily of a $1.1 million decrease in bad debt expense, a $2.1 million true-up of 2003 Sprint PCS service bureau fees, an overall reduction in certain Sprint PCS service bureau fees of $.4 million and a $.7 million decrease in circuits and usage.

Merchandise cost of sales

Merchandise cost of sales was $4.1 million for the three-month period ended March 31, 2004 as compared to $2.5 million for the three-month period ended March 31, 2003, representing an increase of $1.6 million that was primarily as a result of the increase in sales to new subscribers and our adoption of EITF 00-21 as discussed above. The cost of handsets typically exceeds the amount received from our subscribers because we subsidize the price of handsets to remain competitive in the marketplace.

General and administrative expenses

General and administrative expenses were $3.0 million for the three-month period ended March 31, 2004 as compared to $3.4 million for the three-month period ended March 31, 2003, representing a decrease of $.4 million and was primarily related to a $.2 million decrease in management fees charged by US Unwired.

Sales and marketing expenses

Sales and marketing expenses were $7.5 million for the three-month period ended March 31, 2004 as compared to $8.9 million for the three-month period ended March 31, 2003, representing a decrease of $1.4 million and was primarily related to a $1.1 million decrease in advertising expense, a $.4 million decrease in wages and benefits, a $.2 million decrease in management fees charged by US Unwired and a $.1 million decrease in telephone expense offset by a $.4 million increase in commission payments to independent agents.

Depreciation and amortization expense

Depreciation and amortization expense was $14.0 million for the three-month period ended March 31, 2004 as compared to $13.4 million for the three-month period ended March 31, 2003, representing an increase of $.6 million and was primarily due to an increase in depreciation expense. Property and equipment increased to $207.1 million at March 31, 2004 from $199.3 million at March 31, 2003 and intangibles assets were unchanged at $77.3 million at March 31, 2004 and March 31, 2003.

Asset Abandonment Charge

In the three-month period ended March 31, 2003, we recorded a $12.4 million write off of construction in progress and related lease expense due to abandoned cell site construction.

Other Income/(Expense)

	Three-month period ended March 31,
	2004	2003
	(In thousands)
Interest expense	$(11,406)	$(9,169)
Interest income	92	298
Loss on asset sale	(25)	—

Total other expense	$(11,339)	$(8,871)

Interest expense was $11.4 million for the three-month period ended March 31, 2004 as compared to $9.2 million for the three-month period ended March 31, 2003, representing an increase of $2.2 million. Our outstanding debt was $352.1 million at March 31, 2004 as compared to $351.7 million at March 31, 2003. All loans under the senior bank credit facility, effective with the date of the default as discussed in Note 5 above, bear interest at a rate of 4.25-4.75 percent above the agent bank’s prime rate.

Interest income was $.1 million for the three-month period ended March 31, 2004 as compared to $.3 million for the three-month period ended March 31, 2003, representing a decrease of $.2 million. The decrease was primarily due to less cash and cash equivalents available for investment and a decrease in interest rates.

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

Item 4. Controls and Procedures

As of March 31, 2004, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2004. There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II

Item 3. Defaults Upon Senior Securities

In March 2004, Independent Wireless One Corporation, a wholly owned subsidiary of IWO, failed to make the initial $2.3 million principal payment and since March 31, 2003 has failed to make $14.2 million in interest payments on its amended and restated secured credit facility (“the IWO senior bank credit facility”) under which it may borrow up to $240 million in the aggregate consisting of $170 million in term loans and up to $70 million in revolving loans and was not in compliance with its restrictive covenants. As a result of the failure to make scheduled principal and interest payments and the covenant violations, the Company was in default of the IWO senior bank credit facility at March 31, 2004.

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

May 3, 2004	IWO HOLDINGS, INC.

By: /s/ Jerry E. Vaughn
Jerry E. Vaughn
Chief Financial Officer