Form 10-Q
period 2004-06-30
IWO HOLDINGS INC
filed 2004-07-28
CIK 1116181

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO                     .

Commission file number …333-39746

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Part I Financial Information

Item 1.	Financial Statements

IWO HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2004	December 31, 2003
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$40,226	$32,337
Restricted cash	8,198	19,358
Subscriber receivables, net	11,725	9,938
Inventory	1,343	1,619
Prepaid expenses and other assets	6,353	5,867

Total current assets	67,845	69,119
Property and equipment, net	157,142	165,872
Intangible assets, net	17,893	25,642
Note receivable	—	179
Other assets	14,926	16,540

Total assets	$257,806	$277,352

Liabilities and Stockholder’s deficit
Current liabilities:
Accounts payable	$16,421	$17,079
Accrued expenses	45,686	38,251
Payable to related party	164	39
Current maturities of long-term obligations	352,541	351,697

Total current liabilities	414,812	407,066
Other	594	893
Stockholder’s deficit:
Common stock	1	1
Additional paid in capital	446,449	446,449
Retained deficit	(604,050)	(577,057)

Total stockholder’s deficit	(157,600)	(130,607)

Total liabilities and stockholder’s deficit	$257,806	$277,352

See accompanying notes to condensed consolidated financial statements

IWO HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Revenues:
Subscriber	$35,147	$32,670	$68,118	$62,743
Roaming	9,117	8,303	17,714	15,384
Merchandise sales	2,169	1,478	4,454	3,229
Other revenue	91	162	175	277

Total revenue	46,524	42,613	90,461	81,633
Expense:
Cost of service	24,684	24,795	47,136	51,517
Merchandise cost of sales	4,782	2,364	8,924	4,875
General and administrative	3,948	3,462	6,902	6,822
Sales and marketing	7,663	6,844	15,175	15,750
Depreciation and amortization	6,875	13,591	20,839	26,965
Asset abandonment charge	—	—	—	12,403

Total operating expense	47,952	51,056	98,976	118,332

Operating loss	(1,428)	(8,443)	(8,515)	(36,699)
Other expense:
Interest expense, net	(7,138)	(9,000)	(18,452)	(17,871)
Loss on sale of assets	—	—	(25)	—

Total other expense	(7,138)	(9,000)	(18,477)	(17,871)

Net loss	$(8,566)	$(17,443)	$(26,992)	$(54,570)

See accompanying notes to condensed consolidated financial statements

IWO HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2004	2003
Cash flows from operating activities
Net cash provided by (used in) operating activities	$1,918	$(14,866)
Cash flows from investing activities
Purchases of property and equipment	(5,194)	(9,762)
Release of restricted cash	11,160	10,871
Proceeds from the sale of assets	5	—

Net cash provided by investing activities	5,971	1,109
Cash flows from financing activities	—	—

Net change in cash and cash equivalents	7,889	(13,757)
Cash and cash equivalents at beginning of period	32,337	35,008

Cash and cash equivalents at end of period	$40,226	$21,251

See accompanying notes to condensed consolidated financial statements

IWO HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

Certain reclassifications have been made to the financial statements for the three and six-month periods ended June 30, 2003 to conform to the presentation of the financial statements for the three and six-month periods ended June 30, 2004.

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

As of June 30, 2004, IWO had $40.2 million in cash, $8.2 million in restricted cash and indebtedness that consisted of $213.2 million related to the IWO senior secured credit facility and $139.3 million related to the IWO senior notes for a total of $352.5 million. A portion of the original proceeds of the IWO senior notes offering was set aside as restricted cash and used to make the first six scheduled interest payments on the IWO senior notes through January 2004.

On July 1, 2004, IWO issued a payment for $14.7 million in satisfaction of all delinquent interest amounts due on the IWO senior secured credit facility through June 30, 2004 that IWO had failed to make beginning in June 2003. A portion of the payment, amounting to approximately $8.2 million, was from IWO’s restricted cash account. Since March 2004, IWO has failed to make $5.5 million in principal payments due on the IWO senior secured credit facility. IWO was also not in compliance with its restrictive covenants under the IWO senior secured credit facility at June 30, 2004.

As a result of IWO’s failure to make scheduled principal payments and the covenant violations, IWO remains in default of the IWO senior secured credit facility at June 30, 2004 and the holders of the senior secured credit facility have denied IWO access to the remaining $25.2 million of availability. As a result, the Company has classified all outstanding indebtedness of both the IWO senior secured credit facility and the IWO senior notes as a current liability.

The Company has been unable to develop a business plan for IWO that provides sufficient cash to fund operations, debt service and capital requirements in 2004. The Company has been in discussions with the IWO creditors to arrive at a consensual restructuring to preserve liquidity but has been unable to arrive at an acceptable plan.

On March 18, 2004, IWO retained a Chief Restructuring Officer (“CRO”) to guide IWO’s restructuring efforts and, where appropriate, to manage IWO in the planning, process and emergence from reorganization through a Chapter 11 case. IWO anticipates seeking protection under Chapter 11 in 2004.

Effective April 1, 2004, IWO and US Unwired formalized its existing management arrangement with the execution of a management agreement engaging US Unwired to oversee, manage and supervise the development and operation of IWO. The 2004 monthly fee is comparable to monthly amounts previously billed and collected by US Unwired under the previous arrangement and allows for certain bonuses for the achievement of above targeted operating results. The agreement also includes a monthly restructuring fee and a bonus for a successful restructuring, an early termination fee if the agreement is terminated prior to December 31, 2005 and a deferred fee should the agreement not be extended beyond December 31, 2005.

As of June 30, 2004, IWO was not in default of its senior notes. However, on July 15, 2004, IWO failed to make a scheduled interest payment of $11.2 million on its senior notes and the holders of the senior notes may declare IWO to be in default if payment is not received by August 14, 2004. On June 22, 2004, IWO entered into an agreement with an ad hoc committee of note holders owning approximately 68% of the senior notes pursuant to which such holders agreed to, under certain circumstances, not take any action to enforce their rights including accelerating the principal amount of the senior notes resulting from IWO’s failure to make the interest payment of $11.2 million due on the senior notes on July 15, 2004.

The Company periodically reviews all charges from Sprint PCS and from time to time, the Company may dispute certain of these charges. As of June 30, 2004, the Company had disputed approximately $12.6 million of charges to IWO. Based upon the information provided to the Company by Sprint PCS to date, the Company believes the accompanying condensed consolidated balance sheet adequately reflects its obligation that may be due to Sprint PCS for these charges. However, should these disputes be settled in a manner unsatisfactory to the Company, IWO’s cash flow would be adversely impacted to the extent of the unfavorable settlement.

As a result of liquidity challenges, IWO has made the decision to reduce capital expenditures for network expansion. Included in this reduction are cell sites that IWO is required to construct to meet the build out requirements under the IWO Sprint management agreement. Failure to complete the build out of the IWO service area will place IWO in violation of the IWO Sprint management agreement. As a result, Sprint PCS could declare IWO in default and take action up to and including termination of the IWO Sprint management agreement. At June 30, 2004, IWO’s construction in progress included $5.7 million primarily related to cell sites that IWO plans to complete and management estimates that completion of these cell sites will require approximately $10.5 million in additional costs to complete construction and place these sites in operation. IWO anticipates that only a portion of these sites will be completed in 2004.

Due to restrictions in the US Unwired debt instruments, US Unwired cannot provide any capital or other financial support to IWO. Further, IWO creditors, IWO lenders and IWO note holders cannot place any liens or encumbrances on the assets of US Unwired. Should the holders of the IWO senior secured credit facility place IWO in default, US Unwired’s relationship with IWO may change and several alternatives exist ranging from working for the holders of the IWO senior secured credit facility and the holders of the IWO senior notes as a manager of the IWO territory, possibly subject to the approval by Sprint PCS, to no involvement with IWO at all.

Considering IWO’s default of the IWO senior secured credit facility and its liquidity as discussed above, there is substantial doubt about IWO’s ability to continue as a going concern.

4.	Details of Certain Balance Sheet Accounts

Major categories of property and equipment consisted of the following:

	June 30, 2004	December 31, 2003
	(In thousands)
Land	$168	$168
Buildings and leasehold improvements	9,361	9,361
Facilities and equipment	189,661	184,981
Furniture, fixtures and vehicles	5,630	5,684
Construction in progress	5,715	6,026

	210,535	206,220
Less accumulated depreciation and amortization	53,393	40,348

	$157,142	$165,872

Intangibles consisted of the following:

	June 30, 2004	December 31, 2003
	(In thousands)
Intangible assets:
Sprint PCS management agreement	$19,766	$19,766
Subscriber base	—	57,500

	19,766	77,266
Less accumulated amortization	1,873	51,624

Intangible assets, net	$17,893	$25,642

The Company eliminated amounts for its subscriber bases and related amortization related to its April 2002 acquisition by US Unwired, that was fully amortized in the six-month period ended June 30, 2004.

5.	Long-Term Obligations

Long-term obligations consisted of the following:

	June 30, 2004	December 31, 2003
	(In thousands)
Senior secured credit facility, in default	$213,184	$213,184
Senior subordinated discount notes	139,357	138,513

Long-term obligations	352,541	351,697
Less current maturities, in default	352,541	351,697

Long-term obligations, excluding current maturities	$—	$—

IWO is an unrestricted subsidiary of US Unwired. As a result, funds available under the Company’s senior secured credit facility can only be used by the Company to finance the operations of the Company and funds available under US Unwired’s senior secured credit facility can only be used by US Unwired to finance operations of US Unwired.

On July 1, 2004, the Company issued a payment for $14.7 million in satisfaction of all delinquent interest amounts due on its senior secured credit facility that the Company had failed to make beginning in June 2003. A portion of the payment, amounting to approximately $8.2 million, was from its restricted cash account. Since March 2004, the Company has failed to make $5.5 million in principal payments due on its senior secured credit facility. The Company was also not in compliance with its restrictive covenants under the senior secured credit facility at June 30, 2004. As a result of the Company’s failure to make scheduled principal payments and the covenant violations, the Company was in default of its senior secured credit facility at June 30, 2004 and the holders of the senior secured credit facility have denied the Company access to the remaining $25.2 million of availability. As a result of this and those issues as discussed in Note 3 above, the Company has classified all outstanding indebtedness of both the senior secured credit facility and the senior notes as a current liability.

As of June 30, 2004, IWO was not in default of its senior notes. However, on July 15, 2004, IWO failed to make a scheduled interest payment of $11.2 million on its senior notes and the holders of the senior notes may declare IWO to be in default if payment is not received by August 14, 2004. On June 22, 2004, IWO entered into an agreement with an ad hoc committee of note holders owning approximately 68% of the senior notes pursuant to which such holders agreed to, under certain circumstances, not take any action to enforce their rights including accelerating the principal amount of the senior notes resulting from IWO’s failure to make the interest payment of $11.2 million due on the senior notes on July 15, 2004.

Amended and Restated Senior Secured Bank Credit Facility

Effective December 2000, Independent Wireless One Corporation, a wholly owned subsidiary of the Company, entered into amended and restated senior secured bank credit facility (“senior secured credit facility”) under which it may borrow up to $240 million in the aggregate consisting of $170 million in term loans and up to $70 million in revolving loans. The senior secured credit facility matures in 2008. The term loans are due to be repaid in quarterly installments beginning in March 2004 and the reducing revolver matures in March 2008. All loans under the senior secured credit facility, effective with the date of the default, bear interest at a rate of 4.25-4.75 percent above the agent bank’s prime rate. The senior secured credit facility is collateralized by all of the assets of the Company and its subsidiaries.

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

The PCS licenses that the Company operates for Sprint PCS are subject to a requirement that Sprint PCS construct network facilities that offer coverage to 25% of the population or have substantial service in each of its Basic Trading Areas (“BTAs”) within five years from the grant of the licenses. As of June 30, 2004, management believes that Sprint PCS has met the requirements necessary for the licenses that the Company operates for Sprint PCS under its Sprint PCS management agreements.

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

The Company periodically reviews all charges from Sprint PCS and from time to time, the Company may dispute certain of these charges. As of June 30, 2004, the Company had disputed approximately $12.6 million of charges to IWO. Based upon the information provided to the Company by Sprint PCS to date, the Company believes the accompanying condensed consolidated balance sheet adequately reflects its obligation that may be due to Sprint PCS for these charges.

On July 11, 2003, US Unwired and two of its subsidiaries, Louisiana Unwired LLC and Texas Unwired (“the Company”), filed suit in federal court in Louisiana against Sprint Corporation, Sprint Spectrum, L.P., Wireless, L.P. and Sprintcom, Inc. (collectively, “Sprint”) and on September 25, 2003, US Unwired filed an amended complaint. The suit alleges violations of the Racketeer Influenced and Corrupt Organizations Act, breach of fiduciary duty, breach of contract, and fraud arising out of Sprint’s conduct in its dealings with the plaintiff companies. It seeks treble actual damages in unspecified amounts and appointment of a receiver or fiscal agent over property and assets controlled by Sprint. IWO is not a plaintiff in the original or the amended suit. On February 5, 2004, the U.S. District Court denied in all respects Sprint’s previously-filed motion for judgment on the pleadings, stated that it was amenable to allowing US Unwired to hire an outside accounting company or other expert to monitor monies received by Sprint, and agreed with the US Unwired position that certain claims are subject to trial by jury in Louisiana. On March 8, 2004, US Unwired filed its Second Amended Complaint against Sprint to include certain additional factual allegations related to its claims, as requested by the Court’s February 5 Order. On April 8, 2004, Sprint filed its Answer, Defenses, and Counterclaim to US Unwired’s Second Amended Complaint, which included a claim that the Company owed Sprint approximately $16.3 million related to contractual disputes between the parties. IWO is not a defendant in this suit. On March 25, 2004, US Unwired filed an application to appoint an outside accounting company or other expert to contemporaneously monitor monies paid to Sprint from US Unwired customers. Sprint filed an objection to the US Unwired application. On June 14, 2004, the District Court granted US Unwired’s motion to appoint an outside accounting company or other expert to the extent that the court announced its intention to appoint a special master for the limited purpose of determining if accounting procedures are being performed accurately and in compliance with the terms of US Unwired’s agreements with Sprint. The special master will report his or her findings to the court as findings of fact. US Unwired and Sprint have also submitted to the court an agreed-upon schedule to complete the discovery process during 2004 and the court has set a jury trial date for May 9, 2005. The Company does not believe that a negative outcome on Sprint’s counterclaim will have a material adverse effect on the Company.

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

The information which follows presents the condensed consolidating balance sheet as of June 30, 2004 and December 31, 2003 and the condensed consolidating results of operations and cash flows for the three and six-month periods ended June 30, 2004 and 2003 of (a) the Parent Company, IWO Holdings, Inc., (b) the “Guarantor”, Independent Wireless One Corporation, and (c) the “Non-Guarantor”, Independent Wireless One Leased Realty Corporation, and includes consolidating entries and the Company on a consolidated basis.

Condensed Consolidating Balance Sheet

	June 30, 2004
	IWO Holdings, Inc. (Parent)	Independent Wireless One Corp. (Guarantor)	Independent Wireless One Leased Realty Corp. (Non-guarantor)	Consolidating Entries	Consolidated
	(In thousands)
ASSETS:
Current assets:
Cash and cash equivalents	$—	$40,226	$—	$—	$40,226
Restricted cash	79	8,119	—	—	8,198
Subscriber receivables, net	—	11,725	—	—	11,725
Inventory	—	1,343	—	—	1,343
Prepaid expenses and other assets	—	3,326	3,027	—	6,353

Total current assets	79	64,739	3,027	—	67,845
Investment in subsidiary	(168,054)	—	—	168,054	—
Property and equipment, net	—	157,142	—	—	157,142
Intangible assets, net	—	17,893	—	—	17,893
Other assets	—	14,926	—	—	14,926

Total assets	$(167,975)	$254,700	$3,027	$168,054	$257,806

LIABILITIES AND STOCKHOLDER’S DEFICIT:
Current liabilities:
Accounts payable	$—	$16,421	$—	$—	$16,421
Accrued expenses	10,268	35,418	—	—	45,686
Payable to (receivable from) related party	(160,000)	157,137	3,027	—	164
Current maturities of long-term obligations	139,357	213,184	—	—	352,541

Total current liabilities	(10,375)	422,160	3,027	—	414,812
Long-term debt	—	—	—	—	—
Other	—	594	—	—	594

Stockholder’s deficit:
Common stock	1	—	—	—	1
Additional paid-in capital	446,449	383,444	—	(383,444)	446,449
Retained deficit	(604,050)	(551,498)	—	551,498	(604,050)

Total stockholder’s equity (deficit)	(157,600)	(168,054)	—	168,054	(157,600)

Total liabilities and stockholder’s equity (deficit)	$(167,975)	$254,700	$3,027	$168,054	$257,806

Condensed Consolidating Balance Sheet

	December 31, 2003
	IWO Holdings, Inc. (Parent)	Independent Wireless One Corp. (Guarantor)	Independent Wireless One Leased Realty Corp. (Non-guarantor)	Consolidating Entries	Consolidated
	(In thousands)
ASSETS:
Current assets:
Cash and cash equivalents	$—	$32,337	$—	$—	$32,337
Restricted cash	11,278	8,080	—	—	19,358
Subscriber receivables, net	—	9,938	—	—	9,938
Inventory	—	1,619	—	—	1,619
Prepaid expenses and other assets	—	2,798	3,069	—	5,867

Total current assets	11,278	54,772	3,069	—	69,119
Investment in subsidiary	(153,105)	—	—	153,105	—
Property and equipment, net	—	165,872	—	—	165,872
Intangible assets, net	—	25,642	—	—	25,642
Note receivable	—	179	—	—	179
Other assets	—	16,540	—	—	16,540

Total assets	$(141,827)	$263,005	$3,069	$153,105	$277,352

LIABILITIES AND STOCKHOLDER’S DEFICIT:
Current liabilities:
Accounts payable	$—	$17,079	$—	$—	$17,079
Accrued expenses	10,267	27,984	—	—	38,251
Payable to (receivable from) related party	(160,000)	156,970	3,069	—	39
Current maturities of long-term obligations	138,513	213,184	—	—	351,697

Total current liabilities	(11,220)	415,217	3,069	—	407,066
Long-term debt	—	—	—	—	—
Other	—	893	—	—	893
Stockholder’s deficit:
Common stock	1	—	—	—	1
Additional paid-in capital	446,449	383,444	—	(383,444)	446,449
Retained deficit	(577,057)	(536,549)	—	536,549	(577,057)

Total stockholder’s equity (deficit)	(130,607)	(153,105)	—	153,105	(130,607)

Total liabilities and stockholder’s deficit	$(141,827)	$263,005	$3,069	$153,105	$277,352

Condensed Consolidating Statement of Operations

	Three-month period ended June 30, 2004
	IWO Holdings, Inc. (Parent)	Independent Wireless One Corp. (Guarantor)	Independent Wireless One Leased Realty Corp. (Non-guarantor)	Consolidating Entries	Consolidated
	(In thousands)
Revenues	$—	$46,524	$3,818	$(3,818)	$46,524
Operating expenses	—	47,952	3,818	(3,818)	47,952

Operating loss	—	(1,428)	—	—	(1,428)
Other income (expense), net	(6,022)	(1,116)	—	—	(7,138)
Equity in losses of wholly-owned subsidiaries	(2,544)	—	—	2,544	—

Net loss	$(8,566)	$(2,544)	$—	$2,544	$(8,566)

Condensed Consolidating Statement of Operations

	Three-month period ended June 30, 2003
	IWO Holdings, Inc. (Parent)	Independent Wireless One Corp. (Guarantor)	Independent Wireless One Leased Realty Corp. (Non-guarantor)	Consolidating Entries	Consolidated
	(In thousands)
Revenues	$—	$42,613	$3,681	$(3,681)	$42,613
Operating expenses	—	51,056	3,681	(3,681)	51,056

Operating loss	—	(8,443)	—	—	(8,443)
Other income (expense), net	(5,794)	(3,206)	—	—	(9,000)
Equity in losses of wholly-owned subsidiaries	(11,649)	—	—	11,649	—

Net loss	$(17,443)	$(11,649)	$—	$11,649	$(17,443)

Condensed Consolidating Statement of Operations

	Six-month period ended June 30, 2004
	IWO Holdings, Inc. (Parent)	Independent Wireless One Corp. (Guarantor)	Independent Wireless One Leased Realty Corp. (Non-guarantor)	Consolidating Entries	Consolidated
	(In thousands)
Revenues	$—	$90,461	$7,586	$(7,586)	$90,461
Operating expenses	—	98,976	7,586	(7,586)	98,976

Operating loss	—	(8,515)	—	—	(8,515)
Other income (expense), net	(12,043)	(6,434)	—	—	(18,477)
Equity in losses of wholly-owned subsidiaries	(14,949)	—	—	14,949	—

Net loss	$(26,992)	$(14,949)	$—	$14,949	$(26,992)

Condensed Consolidating Statement of Operations

	Six-month period ended June 30, 2003
	IWO Holdings, Inc. (Parent)	Independent Wireless One Corp. (Guarantor)	Independent Wireless One Leased Realty Corp. (Non-guarantor)	Consolidating Entries	Consolidated
	(In thousands)
Revenues	$—	$81,633	$7,456	$(7,456)	$81,633
Operating expenses	—	118,332	7,456	(7,456)	118,332

Operating loss	—	(36,699)	—	—	(36,699)
Other income (expense), net	(11,586)	(6,285)	—	—	(17,871)
Equity in losses of wholly-owned subsidiaries	(42,984)	—	—	42,984	—

Net loss	$(54,570)	$(42,984)	$—	$42,984	$(54,570)

Condensed Consolidating Statement of Cash Flows

	Six-month period ended June 30, 2004
	IWO Holdings, Inc. (Parent)	Independent Wireless One Corp. (Guarantor)	Independent Wireless One Leased Realty Corp. (Non-guarantor)	Consolidating Entries	Consolidated
	(In thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(11,160)	$13,078	$—	$—	$1,918
Cash flows from investing activities:
Release of restricted cash	11,160	—	—	—	11,160
Payments for the purchase of equipment	—	(5,194)	—	—	(5,194)
Proceeds from the sale of assets	—	5	—	—	5

Net cash provided by (used in) investing activities	11,160	(5,189)	—	—	5,971
Cash flows from financing activities:
Proceeds from long-term debt	—	—	—	—	—
Proceeds from promissory notes	—	—	—	—	—

Net cash provided by (used in) financing activities	—	—	—	—	—

Net increase in cash and cash equivalents	—	7,889	—	—	7,889
Cash and cash equivalents at beginning of period	—	32,337	—	—	32,337

Cash and cash equivalents at end of period	$—	$40,226	$—	$—	$40,226

Condensed Consolidating Statement of Cash Flows

	Six-month period ended June 30, 2003
	IWO Holdings, Inc. (Parent)	Independent Wireless One Corp. (Guarantor)	Independent Wireless One Leased Realty Corp. (Non-guarantor)	Consolidating Entries	Consolidated
	(In thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(10,871)	$(3,995)	$—	$—	$(14,866)
Cash flows from investing activities:
Release of restricted cash	10,871	—	—	—	10,871
Payments for the purchase of equipment	—	(9,762)	—	—	(9,762)
Maturities of marketable securities	—	—	—	—	—

Net cash provided by (used in) investing activities	10,871	(9,762)	—	—	1,109
Cash flows from financing activities:
Proceeds from long-term debt	—	—	—	—	—
Proceeds from promissory notes	—	—	—	—	—

Net cash provided by (used in) financing activities	—	—	—	—	—

Net increase in cash and cash equivalents	—	(13,757)	—	—	(13,757)
Cash and cash equivalents at beginning of period	—	35,008	—	—	35,008

Cash and cash equivalents at end of period	$—	$21,251	$—	$—	$21,251

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Cash Flows

Net cash provided by operating activities during the six-month period ended June 30, 2004 was $1.9 million. Net cash provided by investing activities during the six-month period ended June 30, 2004 was $6.0 million and included $11.2 million in proceeds of restricted cash offset by $5.2 million for capital expenditures. Net cash provided by financing activities during the six-month period ended June 30, 2004 was $0.

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

	Three-month period ended June 30,		Six-month period ended June 30,
	2004	2003	2004	2003
Subscribers
Gross Additions	24,493	21,484	51,767	48,043
Net Additions	5,963	4,474	11,026	9,191
Total Customers	226,037	210,287	226,037	210,287
Churn	2.5%	2.5%	2.8%	2.9%
Average Revenue Per User, Monthly
Including Roaming	$66.15	$65.65	$64.87	$63.30
Without Roaming	$52.52	$52.34	$51.48	$50.84
Cost Per Gross Addition	$420	$360	$380	$362
Reseller subscribers	65,229	16,735	65,229	16,735
Average Monthly MOUs Per Subscriber
Home	572	485	526	459
Roaming off our Network	184	149	183	144
System MOUs (Millions)
Subscriber	383	303	696	567
Roaming	169	114	329	210
Licensed POPs (Millions)	6.3	6.3	6.3	6.3
Covered POPs (Millions)	4.8	4.7	4.8	4.7
Towers (owned and leased)	697	662	697	662

Subscribers

We refer to our customers as “subscribers”. Gross additions refer to the total number of new subscribers added during the period. Net subscribers refer to the total number of new subscriber additions during the period reduced by any subscribers that have cancelled or terminated their service with us during this same period.

The number of gross and net additions increased for the three and six-month periods ended June 30, 2004 as compared to the three and six-month periods ended June 30, 2003 primarily as a result of our continuing marketing efforts to attract new subscribers and retain existing subscribers. During the three-month period ended June 30, 2004, we launched an advertising campaign designed to attract new subscribers in good credit standing. These efforts resulted in increasing our gross additions by 14% when comparing the three-month period ended June 30, 2004 to the three-month period ended June 30, 2003.

Churn

Churn is the monthly rate of customer turnover expressed as a percentage of our overall average customers for the reporting period. Customer turnover includes both customers that elected voluntarily to not continue using our service and customers that were involuntarily terminated from using our service because of non-payment. Churn is calculated by dividing the sum of (i) the number of customers that discontinue service; (ii) less those customers discontinuing their service within 30 days of their original activation date; (iii) adding back those customers that reactivate their service, by our overall average customers for the reporting period; and, (iv) dividing by the number of months in the period. Churn was comparable at 2.5% for the three-month periods ended June 30, 2004 and June 30, 2003. The decrease in churn for the six-month period ended June 30, 2004 as compared to the six-month period ended June 30, 2003 was primarily as a result of the our efforts to attract and retain subscribers in good credit standing.

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

Average Revenue per User

Average revenue per user (“ARPU”) is the average monthly service revenue per subscriber and is calculated by dividing total subscriber revenue for the period by the average number of subscribers during the period. We present ARPU excluding and including roaming revenue. The increase in ARPU including roaming for the three and six-month periods ended June 30, 2004 as compared to the three and six-month periods ended June 30, 2003 was primarily as a result of an increase in data usage by our subscribers and a volume increase in voice and data roaming by Sprint and reseller subscribers using our network that was partially offset by a decrease in revenues related to minutes over plan and a decrease in the reciprocal travel rate as discussed above. The increase in ARPU including and excluding roaming for the three and six-month periods ended June 30, 2004 compared to the three and six-month periods ended June 30, 2003 was primarily related to an increase in data usage.

Cost per Gross Addition

Cost per gross addition (“CPGA”) summarizes the average cost to acquire all customers during the reporting period. CPGA is computed by adding selling and marketing expenses, cost of equipment and activation costs and reducing the amount by the revenue from handset and accessory sales. The net amount is divided by the number of total new subscribers added for the period. The increase in CPGA for the three and six-month periods ended June 30, 2004 as compared to the three and six-month periods ended June 30, 2003 was primarily as a result of an overall increase in selling and marketing expenses and merchandise cost of sales as explained below.

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

Reseller Subscribers

We participate in a reseller program in our service area through Sprint PCS as part of the partnership between Sprint PCS and Virgin Mobile USA, LLC (“Virgin”). The agreement allows Virgin to sell prepaid wireless services and pay us for use of our network on a per minute basis. The number of reseller subscribers increased for the three and six-month periods ended June 30, 2004 as compared to the three and six-month periods ended June 30, 2004 primarily as a result of marketing and sales efforts.

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

Three-Month Period Ended June 30, 2004 Compared to the Three-Month Period Ended June 30, 2003

Revenues

	Three-month period ended June 30,
	2004	2003
	(In thousands)
Subscriber revenues	$35,147	$32,670
Roaming revenues	9,117	8,303
Merchandise sales	2,169	1,478
Other revenues	91	162

Total revenues	$46,524	$42,613

Subscriber revenues

Total subscriber revenues were $35.1 million for the three-month period ended June 30, 2004 as compared to $32.7 million for the three-month period ended June 30, 2003, representing an increase of $2.4 million and was primarily the result of an increase in the number of subscribers we serve.

Roaming revenues

Roaming revenues were $9.1 million for the three-month period ended June 30, 2004 as compared to $8.3 million for the three-month period ended June 30, 2003, representing an increase of $0.8 million and was primarily as a result of an increase of $2.0 million related to a higher volume of PCS subscribers traveling through our service area, an increase of $0.4 million related to data travel and an increase of $1.0 million related to other network usage including Virgin offset by a decrease of $2.6 million related to our decrease in the reciprocal roaming rate as discussed in Subscriber and Roaming Revenue above.

Merchandise sales

Merchandise sales were $2.2 million for the three-month period ended June 30, 2004 as compared to $1.5 million for the three-month period ended June 30, 2003, representing an increase of $0.7 million. The increase is primarily as a result of an increase in sales to new subscribers, no longer discounting handset sales to local agents and our July 1, 2003 adoption of EITF 00-21 as discussed in Note 1 above. The cost of handsets typically exceeds the amount received from our subscribers because we subsidize the price of handsets to remain competitive in the marketplace.

Operating Expenses

	Three-month period ended June 30,
	2004	2003
	(In thousands)
Cost of service	$24,684	$24,795
Merchandise cost of sales	4,782	2,364
General & administrative	3,948	3,462
Sales & marketing	7,663	6,844
Depreciation & amortization	6,875	13,591

Total operating expenses	$47,952	$51,056

Cost of service

Cost of service was comparable at $24.7 million for the three-month period ended June 30, 2004 as compared to $24.8 million for the three-month period ended June 30, 2003.

Merchandise cost of sales

Merchandise cost of sales was $4.8 million for the three-month period ended June 30, 2004 as compared to $2.4 million for the three-month period ended June 30, 2003, representing an increase of $2.4 million that was primarily as a result of the increase in sales to new subscribers, new retention strategies for existing subscribers and our adoption of EITF 00-21as discussed above. The cost of handsets typically exceeds the amount received from our subscribers because we subsidize the price of handsets to remain competitive in the marketplace.

General and administrative expenses

General and administrative expenses were $3.9 million for the three-month period ended June 30, 2004 as compared to $3.5 million for the three-month period ended June 30, 2003, representing an increase of $0.4 million and was primarily the result of a $0.4 million increase in restructuring related fees.

Sales and marketing expenses

Sales and marketing expenses were $7.7 million for the three-month period ended June 30, 2004 as compared to $6.8 million for the three-month period ended June 30, 2003, representing an increase of $0.9 million and was primarily the result of a $0.8 million increase in commissions and related payments to independent agents.

Depreciation and amortization expense

Depreciation and amortization expense was $6.9 million for the three-month period ended June 30, 2004 as compared to $13.6 million for the three-month period ended June 30, 2003, representing a decrease of $6.7 million and was primarily the result of a $7.2 million decrease in amortization expense offset by a $0.5 million increase in depreciation expense. In March 2004, we completed the amortization of the $57.5 million valuation placed on our subscriber based at the time of our April 1, 2002 acquisition by US Unwired. Property and equipment increased to $210.5 million at June 30, 2004 from $201.8 million at June 30, 2003.

Other Income/(Expense)

	Three-month period ended June 30,
	2004	2003
	(In thousands)
Interest expense	$(7,255)	$(9,246)
Interest income	117	246

Total other expense	$(7,138)	$(9,000)

Interest expense was $7.3 million for the three-month period ended June 30, 2004 as compared to $9.2 million for the three-month period ended June 30, 2003, representing a decrease of $1.9 million. On July 1, 2004, we paid all delinquent interest due on our senior secured credit facility. At the time of the payment, we and the holders of our senior secured credit facility reached an agreement on the default interest calculation, and the decrease relates to the manner in which default interest was calculated. Our outstanding debt was $352.5 million at June 30, 2004 as compared to $351.7 million at June 30, 2003. All loans under the senior secured credit facility, effective with the date of the default as discussed in Note 5 above, bear interest at a rate of 4.25-4.75 percent above the agent bank’s prime rate.

Interest income was $0.1 million for the three-month period ended June 30, 2004 as compared to $0.2 million for the three-month period ended June 30, 2003, representing a decrease of $0.1 million. The decrease was primarily the result of less cash and cash equivalents available for investment and a decrease in interest rates.

Six-Month Period Ended June 30, 2004 Compared to the Six-Month Period Ended June 30, 2003

Revenues

	Six-month period ended June 30,
	2004	2003
	(In thousands)
Subscriber revenues	$68,118	$62,743
Roaming revenues	17,714	15,384
Merchandise sales	4,454	3,229
Other revenues	175	277

Total revenues	$90,461	$81,633

Subscriber revenues

Total subscriber revenues were $68.1 million for the six-month period ended June 30, 2004 as compared to $62.7 million for the six-month period ended June 30, 2003, representing an increase of $5.4 million and was primarily the result of an increase in the number of subscribers we serve.

Roaming revenues

Roaming revenues were $17.7 million for the six-month period ended June 30, 2004 as compared to $15.4 million for the six-month period ended June 30, 2003, representing an increase of $2.3 million and was primarily as a result of an increase of $4.2 million related to a higher volume of PCS subscribers traveling through our service area, an increase of $0.9 million related to data travel and an increase of $2.1 million related to other network usage including Virgin offset by a decrease of $4.9 million related to our decrease in the reciprocal roaming rate as discussed in Subscriber and Roaming Revenue above.

Merchandise sales

Merchandise sales were $4.5 million for the six-month period ended June 30, 2004 as compared to $3.2 million for the six-month period ended June 30, 2003, representing an increase of $1.3 million. The increase is primarily as a result of an increase in sales to new subscribers, no longer discounting handset sales to local agents and our July 1, 2003 adoption of EITF 00-21 as discussed in Note 1 above. The cost of handsets typically exceeds the amount received from our subscribers because we subsidize the price of handsets to remain competitive in the marketplace.

Operating Expenses

	Six-month period ended June 30,
	2004	2003
	(In thousands)
Cost of service	$47,136	$51,517
Merchandise cost of sales	8,924	4,875
General & administrative	6,902	6,822
Sales & marketing	15,175	15,750
Depreciation & amortization	20,839	26,965
Asset abandonment charge	—	12,403

Total operating expenses	$98,976	$118,332

Cost of service

Cost of service was $47.1 million for the six-month period ended June 30, 2004 as compared to $51.5 million for the six-month period ended June 30, 2003, representing a decrease of $4.4 million and was primarily the result of a $1.0 million decrease in bad debt expense related to our improvement in the credit quality of our subscribers; a $2.2 million reduction in Sprint PCS service bureau fees that included a $2.1 million adjustment to charges previously invoiced; a $0.6 million decrease in circuits and usage due to rate negotiations; a $0.5 million reduction in property taxes related to reductions in tax assessments; and, a $0.3 million decrease in travel expense. This was offset by a volume related increase of $0.7 million of franchise fees paid to Sprint PCS.

Merchandise cost of sales

Merchandise cost of sales was $8.9 million for the six-month period ended June 30, 2004 as compared to $4.9 million for the six-month period ended June 30, 2003, representing an increase of $4.0 million that was primarily as a result of the increase in sales to new subscribers, a customer retention program of upgrading handsets to existing subscribers in our retail outlets and our adoption of EITF 00-21as discussed above. The cost of handsets typically exceeds the amount received from our subscribers because we subsidize the price of handsets to remain competitive in the marketplace.

General and administrative expenses

General and administrative expenses were comparable at $6.9 million for the six-month period ended June 30, 2004 as compared to $6.8 million for the six-month period ended June 30, 2003.

Sales and marketing expenses

Sales and marketing expenses were $15.2 million for the six-month period ended June 30, 2004 as compared to $15.8 million for the six-month period ended June 30, 2003, representing a decrease of $0.6 million and was primarily the result of a $1.0 million decrease in advertising expense and a $0.8 million decrease in wages and benefits, offset by a $1.3 million increase in commission payments and related payments to independent agents.

Depreciation and amortization expense

Depreciation and amortization expense was $20.8 million for the six-month period ended June 30, 2004 as compared to $27.0 million for the six-month period ended June 30, 2003, representing a decrease of $6.2 million and was primarily the result of $7.2 million decrease in amortization expense offset by a $1.0 million increase in depreciation expense. In March 2004, we completed the amortization of the $57.5 million valuation placed on our subscriber base at the time of our April 1, 2002 acquisition by US Unwired. Property and equipment increased to $210.5 million at June 30, 2004 from $201.8 million at June 30, 2003.

Asset abandonment charge

In the six-month period ended June 30, 2003, we recorded a $12.4 million write off of construction in progress and related lease expense due to abandoned cell site construction.

Other Income/(Expense)

	Six-month period ended June 30,
	2004	2003
	(In thousands)
Interest expense	$(18,662)	$(18,415)
Interest income	210	544
Loss on asset sale	(25)	—

Total other expense	$(18,477)	$(17,871)

Interest expense was comparable at $18.7 million for the six-month period ended June 30, 2004 as compared to $18.4 million for the six-month period ended June 30, 2003. Our outstanding debt was $352.5 million at June 30, 2004 as compared to $351.7 million at June 30, 2003. All loans under the senior secured credit facility, effective with the date of the default as discussed in Note 5 above, bear interest at a rate of 4.25-4.75 percent above the agent bank’s prime rate.

Interest income was $0.2 million for the six-month period ended June 30, 2004 as compared to $0.5 million for the six-month period ended June 30, 2003, representing a decrease of $0.3 million. The decrease was primarily the result of less cash and cash equivalents available for investment and a decrease in interest rates.

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

As of June 30, 2004, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2004. There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II

Item 3.	Defaults Upon Senior Securities

Since March 2004, Independent Wireless One Corporation, a wholly owned subsidiary of IWO, has failed to make $5.5 million principal payment and since June 30, 2003 had failed to make $14.7 million in interest payments on its amended and restated secured credit facility (“the IWO senior secured credit facility”) under which it may borrow up to $240 million in the aggregate consisting of up to $70 million in revolving loans and $170 million in term loans and was not in compliance with its restrictive covenants. On July 1, 2004, IWO issued a payment for $14.7 million in satisfaction of all delinquent interest due on the IWO senior secured credit facility. IWO remains delinquent on the principal payments of the IWO senior secured credit facility. As a result of the failure to make scheduled principal payments and the covenant violations, the Company was in default of the IWO senior secured credit facility at June 30, 2004.

As of June 30, 2004, IWO was not in default of its senior notes. However, on July 15, 2004, IWO failed to make a scheduled interest payment of $11.2 million on its senior notes and the holders of the senior notes may declare IWO to be in default if payment is not received by August 14, 2004. On June 22, 2004, IWO entered into an agreement with an ad hoc committee of note holders owning approximately 68% of the senior notes pursuant to which such holders agreed to, under certain circumstances, not take any action to enforce their rights including accelerating the principal amount of the senior notes resulting from IWO’s failure to make the interest payment of $11.2 million due on the senior notes on July 15, 2004.

Item 6.	Exhibits and Reports on Form 8-K.

a.	The following exhibits are filed as part of this report:

(3)(i)	Amended and Restated Certificate of Incorporation of IWO Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Form 10-K of IWO Holdings, Inc. filed on June 30, 2003).

(3)(ii)	Bylaws of IWO Holdings, Inc., as amended. (incorporated by reference to Exhibit 3.2 to the Form 10-K of IWO Holdings, Inc. filed on June 30, 2003).

(4)	Indenture, dated as of February 2, 2001, among IWO Holdings, Inc., Independent Wireless One Corporation and Firstar Bank, N.A., as trustee for the Senior Notes (incorporated by reference to Exhibit 4.1 to IWO Holdings, Inc.’s and Independent Wireless One Corporation’s Registration Statement on Form S-4, Registration No. 333-58902, filed on April 13, 2001).

(4)(i)	Forbearance agreement dated June 22, 2004 between IWO and certain beneficial owners of the IWO 14% Senior Notes due 2011 filed herewith.

(10) (i)(a)	Credit Agreement, dated as of December 20, 1999, among Independent Wireless One Corporation, as borrower, the lenders thereto from time to time, Chase Securities Inc., as book manager and lead arranger, First Union National Bank and BNP Paribas (as successor in interest to Paribas), as senior managing agents, UBS AG, Stamford Branch, as documentation agent, and The Chase Manhattan Bank, as administrative agent (incorporated by reference to Exhibit 10.27 to IWO Holdings, Inc.’s Registration Statement on Form S-1, Registration No. 333-39746, filed on June 21, 2000).

(10)(i)(b)	Amendment No. 1, dated as of June 30, 2000, to the Credit Agreement (incorporated by reference to Exhibit 10.6.2 to IWO Holdings, Inc.’s and Independent Wireless One Corporation’s Registration Statement on Form S-4, Registration No. 333-58902, filed on April 13, 2001).

(10)(i)(c)	Amendment No. 2, dated as of December 8, 2000, to the Credit Agreement (incorporated by reference to Exhibit 10.6.3 to IWO Holdings, Inc.’s and Independent Wireless One Corporation’s Registration Statement on Form S-4, Registration No. 333-58902, filed on April 13, 2001).

(10)(i)(d)	Management Agreement, dated as of April 1, 2004, by and among US Unwired Inc., IWO Holdings, Inc., Independent Wireless One Corporation, and Independent Wireless One Leased Realty Corporation.

(31.1)	Certification by President and Chief Executive Officer filed herewith.

(31.2)	Certification by Chief Financial Officer filed herewith.

(32.1)	Certification by President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

(32.2)	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

b.	Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 26, 2004	IWO HOLDINGS, INC.

	By:	/s/ Jerry E. Vaughn
Jerry E. Vaughn Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
(3)(i)	Amended and Restated Certificate of Incorporation of IWO Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Form 10-K of IWO Holdings, Inc. filed on June 30, 2003).

(3)(ii)	Bylaws of IWO Holdings, Inc., as amended. (incorporated by reference to Exhibit 3.2 to the Form 10-K of IWO Holdings, Inc. filed on June 30, 2003).

(4)	Indenture, dated as of February 2, 2001, among IWO Holdings, Inc., Independent Wireless One Corporation and Firstar Bank, N.A., as trustee for the Senior Notes (incorporated by reference to Exhibit 4.1 to IWO Holdings, Inc.’s and Independent Wireless One Corporation’s Registration Statement on Form S-4, Registration No. 333-58902, filed on April 13, 2001).

(4)(i)	Forbearance agreement dated June 22, 2004 between IWO and certain beneficial owners of the IWO 14% Senior Notes due 2011 filed herewith.

(10) (i)(a)	Credit Agreement, dated as of December 20, 1999, among Independent Wireless One Corporation, as borrower, the lenders thereto from time to time, Chase Securities Inc., as book manager and lead arranger, First Union National Bank and BNP Paribas (as successor in interest to Paribas), as senior managing agents, UBS AG, Stamford Branch, as documentation agent, and The Chase Manhattan Bank, as administrative agent (incorporated by reference to Exhibit 10.27 to IWO Holdings, Inc.’s Registration Statement on Form S-1, Registration No. 333-39746, filed on June 21, 2000).

(10)(i)(b)	Amendment No. 1, dated as of June 30, 2000, to the Credit Agreement (incorporated by reference to Exhibit 10.6.2 to IWO Holdings, Inc.’s and Independent Wireless One Corporation’s Registration Statement on Form S-4, Registration No. 333-58902, filed on April 13, 2001).

(10)(i)(c)	Amendment No. 2, dated as of December 8, 2000, to the Credit Agreement (incorporated by reference to Exhibit 10.6.3 to IWO Holdings, Inc.’s and Independent Wireless One Corporation’s Registration Statement on Form S-4, Registration No. 333-58902, filed on April 13, 2001).

(10)(i)(d)	Management Agreement, dated as of April 1, 2004, by and among US Unwired Inc., IWO Holdings, Inc., Independent Wireless One Corporation, and Independent Wireless One Leased Realty Corporation.

(31.1)	Certification by President and Chief Executive Officer filed herewith.

(31.2)	Certification by Chief Financial Officer filed herewith.

(32.1)	Certification by President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

(32.2)	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.