Form 10-Q
period 2004-09-30
IWO HOLDINGS INC
filed 2004-11-02
CIK 1116181

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Part I	Financial Information
Item 1.	Financial Statements

IWO HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2004	December 31, 2003
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$41,044	$32,337
Restricted cash	79	19,358
Subscriber receivables, net	11,107	9,938
Inventory	1,173	1,619
Prepaid expenses and other assets	7,139	5,867

Total current assets	60,542	69,119

Property and equipment, net	154,576	165,872
Intangible assets, net	17,612	25,642
Note receivable	—	179
Other assets	14,191	16,540

Total assets	$246,921	$277,352

Liabilities and Stockholder’s Deficit
Current liabilities:
Accounts payable	$19,874	$17,079
Accrued expenses	37,421	38,251
Payable to related party	1,164	39
Current maturities of long-term obligations	354,816	351,697

Total current liabilities	413,275	407,066

Other	501	893

Stockholder’s deficit:
Common stock	1	1
Additional paid in capital	446,449	446,449
Retained deficit	(613,305)	(577,057)

Total stockholder’s deficit	(166,855)	(130,607)

Total liabilities and stockholder’s deficit	$246,921	$277,352

See accompanying notes to condensed consolidated financial statements

IWO HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues:
Subscriber	$36,278	$34,042	$104,396	$96,785
Roaming	10,790	10,257	28,504	25,641
Merchandise sales	2,320	1,750	6,774	4,979
Other revenue	96	120	271	397

Total revenue	49,484	46,169	139,945	127,802

Expense:
Cost of service	25,613	26,064	72,749	77,581
Merchandise cost of sales	4,183	3,284	13,107	8,159
General and administrative	4,303	2,441	11,205	9,263
Sales and marketing	7,337	7,392	22,512	23,142
Depreciation and amortization	7,019	13,786	27,858	40,751
Asset abandonment charge	—	—	—	12,403

Total operating expense	48,455	52,967	147,431	171,299

Operating income (loss)	1,029	(6,798)	(7,486)	(43,497)
Other expense:
Interest expense, net	(10,226)	(10,789)	(28,678)	(28,660)
Loss on sale of assets	(59)	(31)	(84)	(31)

Total other expense	(10,285)	(10,820)	(28,762)	(28,691)

Net loss	$(9,256)	$(17,618)	$(36,248)	$(72,188)

See accompanying notes to condensed consolidated financial statements

IWO HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities
Net cash used in operating activities	$(5,128)	$(18,070)

Cash flows from investing activities
Purchases of property and equipment	(7,419)	(11,226)
Release of restricted cash	19,279	21,924
Proceeds from the sale of assets	159	—

Net cash provided by investing activities	12,019	10,698

Cash flows from financing activities
Proceeds from long-term debt	1,816	—

Net cash provided by financing activities	1,816	—

Net change in cash and cash equivalents	8,707	(7,372)

Cash and cash equivalents at beginning of period	32,337	35,008

Cash and cash equivalents at end of period	$41,044	$27,636

See accompanying notes to condensed consolidated financial statements

IWO HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

Certain reclassifications have been made to the financial statements for the three and nine-month periods ended September 30, 2003 to conform to the presentation of the financial statements for the three and nine-month periods ended September 30, 2004.

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

In May 2003, the Emerging Issues Task Force (“EITF”) modified its previous consensus to EITF 00-21 to clarify the scope of Issue 00-21 and its interaction with other authoritative literature. As permitted under the modified consensus, the Company adopted this modified consensus effective July 1, 2003 for all revenue arrangements entered into subsequent to September 30, 2003. EITF 00-21 addresses the determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the related revenues should be measured and allocated to the separate units of accounting. In applying this guidance, separate contracts with the same party, entered into at or near the same time, will be presumed to be a package, and the consideration will be measured and allocated to the separate units based on their relative fair values. The Company has reviewed EITF 00-21 and determined that the sale of handsets and future service under contract should be accounted for as separate units under EITF 00-21. As a result, the total consideration under these arrangements, including any related activation fees, is allocated between these separate units based on their relative fair values.

2.	Description of the Organization

IWO Holdings, Inc. (“the Company” or “IWO”), a wholly owned subsidiary of US Unwired Inc. (“US Unwired”), is a network partner of Sprint PCS and has the exclusive right to provide digital PCS services under the Sprint and Sprint PCS brand in all or portions of Massachusetts, New Hampshire, New York, Pennsylvania and Vermont.

3.	Liquidity

As of September 30, 2004, the Company had $41.0 million in cash and indebtedness that consisted of $215.0 million related to its senior secured credit facility and $139.8 million related to its senior notes for a total of $354.8 million.

As of September 30, 2004, the Company was in default of its senior secured credit facility. Since March 2004, the Company has failed to make $8.8 million in principal payments due on its senior secured credit facility and is not in compliance with its restrictive covenants under its senior secured credit facility. In September 2004, one of the holders of the senior secured credit facility elected to fund $1.8 million, which represents that holders remaining obligation of a draw request made in 2002. The holders of the senior secured credit facility have denied the Company access to the remaining $23.4 million in availability.

Additionally, the Company failed to make a scheduled semi-annual interest payment on its senior notes due July 15, 2004 and the holders of the senior notes had the right to place the Company in default of its senior notes. However, on July 22, 2004, the Company entered into an agreement with an ad hoc committee of note holders owning approximately 68% of its senior notes pursuant to which such holders agreed to, under certain circumstances, not take any action to enforce their rights including accelerating the principal amount of its senior notes.

As a result, the Company has classified all outstanding indebtedness of both the senior secured credit facility and the senior notes as a current liability.

The Company has been unable to develop a business plan that provides sufficient cash to fund operations, debt service and capital requirements in 2004. The Company has been in discussions with its creditors to arrive at a consensual restructuring to preserve liquidity but has been unable to arrive at an acceptable plan. The Company has retained a Chief Restructuring Officer (“CRO”) to guide its restructuring efforts and, where appropriate, to manage the Company in the planning, process and emergence from reorganization through a Chapter 11 case. The Company anticipates seeking protection under Chapter 11 in 2004.

Effective April 2004, the Company and US Unwired formalized its existing management arrangement with the execution of a management agreement engaging US Unwired to oversee, manage and supervise the development and operation of the Company. The 2004 monthly fee is comparable to monthly amounts previously billed and collected by US Unwired under the previous arrangement and allows for certain bonuses for the achievement of above targeted operating results. The agreement also includes a monthly restructuring fee and a bonus for a successful restructuring, an early termination fee if the agreement is terminated prior to December 31, 2005 and a deferred fee should the agreement not be extended beyond December 31, 2005.

The Company periodically reviews all charges from Sprint PCS and from time to time, the Company may dispute certain of these charges. As of September 30, 2004, the Company had disputed approximately $15.2 million of charges. Based upon the information provided to the Company by Sprint PCS to date, the Company believes the accompanying condensed consolidated balance sheet adequately reflects its obligation that may be due to Sprint PCS for these charges. However, should these disputes be settled in a manner unsatisfactory to the Company, its cash flow would be adversely impacted to the extent of the unfavorable settlement.

As a result of liquidity challenges, the Company has reduced capital expenditures for network expansion. Included in this reduction are cell sites that it is required to construct to meet the build out requirements under its management agreement with Sprint. Failure to complete the build out of its service area will place the Company in violation of its management agreement with Sprint. As a result, Sprint PCS could declare the Company in default and take action up to and including termination of its management agreement with Sprint. At September 30, 2004, the Company’s construction in progress included $5.6 million primarily related to cell sites that it plans to complete and management estimates that completion of these cell sites will require approximately $7.2 million in additional costs to complete construction and place these sites in operation. The Company anticipates that only a portion of these sites will be completed in 2004.

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

Considering the Company’s default of its senior secured credit facility and its liquidity as discussed above, there is substantial doubt about the Company’s ability to continue as a going concern.

4.	Details of Certain Balance Sheet Accounts

Major categories of property and equipment consisted of the following:

	September 30, 2004	December 31, 2003
	(In thousands)
Land	$168	$168
Buildings and leasehold improvements	9,361	9,361
Facilities and equipment	193,821	184,981
Furniture, fixtures and vehicles	5,630	5,684
Construction in progress	5,642	6,026

	214,622	206,220
Less accumulated depreciation and amortization	60,046	40,348

	$154,576	$165,872

Intangibles consisted of the following:

	September 30, 2004	December 31, 2003
	(In thousands)
Sprint PCS management agreement	$19,766	$19,766
Subscriber base	—	57,500

	19,766	77,266
Less accumulated amortization	2,154	51,624

Intangible assets, net	$17,612	$25,642

The Company eliminated amounts for its subscriber bases and related amortization related to its April 2002 acquisition by US Unwired, that was fully amortized in the nine-month period ended September 30, 2004.

5.	Long-Term Obligations

Long-term obligations consisted of the following:

	September 30, 2004	December 31, 2003
	(In thousands)
Senior secured credit facility, in default	$215,000	$213,184
Senior subordinated discount notes	139,816	138,513

Long-term obligations	354,816	351,697
Less current maturities, in default	354,816	351,697

Long-term obligations, excluding current maturities	$—	$—

IWO is an unrestricted subsidiary of US Unwired. As a result, funds available under the Company’s senior secured credit facility and senior notes can only be used by the Company to finance the operations of the Company and funds available under US Unwired’s senior notes can only be used by US Unwired to finance operations of US Unwired.

Since March 2004, the Company has failed to make $8.8 million in principal payments due on its senior secured credit facility. The Company was also not in compliance with its restrictive covenants under its senior secured credit facility at September 30, 2004. As a result of the Company’s failure to make scheduled principal payments and the covenant violations, the Company was in default of its senior secured credit facility at September 30, 2004 and the holders of the senior secured credit facility have denied the Company access to the remaining $23.4 million of availability.

In July 2004, the Company failed to make a scheduled interest payment of $11.2 million on its senior notes and the holders of the senior notes may declare the Company to be in default. In June 2004, the Company entered into an agreement with an ad hoc committee of its note holders owning approximately 68% of the senior notes pursuant to which such holders agreed to, under certain circumstances, not take any action to enforce their rights including accelerating the principal amount of the senior notes resulting from the Company’s failure to make the interest payment of $11.2 million due on the senior notes on July 15, 2004.

As a result of this and those issues as discussed in Note 3 above, the Company has classified all outstanding indebtedness of both the senior secured credit facility and the senior notes as a current liability.

Amended and Restated Senior Secured Bank Credit Facility

Effective December 2000, Independent Wireless One Corporation, a wholly owned subsidiary of the Company, entered into amended and restated senior secured bank credit facility (“senior secured credit facility”) under which it may borrow up to $240 million in the aggregate consisting of $170 million in term loans and up to $70 million in revolving loans. The senior secured credit facility matures in 2008. The term loans are due to be repaid in quarterly installments beginning in March 2004 and the reducing revolver matures in March 2008. All loans under the senior secured credit facility, effective with the date of the default, as discussed above, bear interest at a rate of 4.25-4.75 percent above the agent bank’s prime rate. The senior secured credit facility is collateralized by all of the assets of the Company and its subsidiaries.

Senior Notes – 14%

In February 2001, the Company issued 160,000 units, each consisting of $1,000 principal amount of 14% Senior Notes (“senior notes”) due January 15, 2011 and one warrant to purchase 12.50025 shares of the Company’s class C common stock at an exercise price of $7.00 per share. As a result of US Unwired’s acquisition of the Company in April 2002, this warrant was converted to a US Unwired warrant to purchase 12.96401 shares of the US Unwired’s common stock at $6.75 per share. Interest is payable semi-annually on January 15 and July 15 of each year. Independent Wireless One Corporation, a wholly owned subsidiary of the Company, is the sole guarantor of the senior notes. All of the Company’s restricted subsidiaries formed or acquired after the issuance of the senior notes that guarantee the Company’s senior bank credit facility will also be required to guarantee the senior notes. The senior notes are not guaranteed by Independent Wireless One Realty Corporation, a wholly owned subsidiary of the Company. Effective April 1, 2002, with the acquisition by US Unwired, the Company’s senior notes were revalued to a fair value of $136.0 million. The resulting discount is being accreted over the remaining life of the notes using the effective interest method.

A portion of the original proceeds of the senior notes offering was set aside as restricted cash and used to make the first six scheduled semi-annual interest payments on the senior notes through January 2004.

6.	Commitments and Contingencies

The PCS licenses that the Company operates for Sprint PCS are subject to a requirement that Sprint PCS construct network facilities that offer coverage to 25% of the population or have substantial service in each of its Basic Trading Areas (“BTAs”) within five years from the grant of the licenses. As of September 30, 2004, management believes that Sprint PCS has met the requirements necessary for the licenses that the Company operates for Sprint PCS under its Sprint PCS management agreements.

The Company uses Sprint PCS to process all post-pay PCS subscriber billings including monthly recurring charges, airtime and other charges such as interconnect fees. The Company pays various fees to Sprint PCS for new subscribers as well as recurring monthly fees for services performed for existing customers including billing and management of customer accounts. Sprint PCS’s billing for these services is based upon an estimate of the actual costs incurred by Sprint PCS to provide such services. At the end of each calendar year, Sprint PCS compares its actual costs to provide such services to remittances by the Company for estimated billings and either refunds overpayments or bills for costs in excess of the payments made. Based upon information as provided by Sprint PCS, the Company believes it has adequately provided for the above-

mentioned costs in the accompanying consolidated financial statements. Additionally, Sprint PCS has contracted with national retailers that sell handsets and service to new PCS subscribers in the Company’s markets. Sprint PCS pays these national retailers a new subscriber commission and provides handsets to such retailers below cost. Sprint PCS passes these costs of commissions and the handset subsidies to the Company.

The Company periodically reviews all charges from Sprint PCS and from time to time, the Company may dispute certain of these charges. As of September 30, 2004, the Company had disputed approximately $15.2 million of charges to IWO. Based upon the information provided to the Company by Sprint PCS to date, the Company believes the accompanying condensed consolidated balance sheet adequately reflects its obligation that may be due to Sprint PCS for these charges.

On July 11, 2003, US Unwired and two of its subsidiaries, Louisiana Unwired LLC and Texas Unwired (“US Unwired”), filed suit in federal court in Louisiana against Sprint Corporation, Sprint Spectrum, L.P., Wireless, L.P. and Sprintcom, Inc. (collectively, “Sprint”) and on September 25, 2003, US Unwired filed an amended complaint. The suit alleges violations of the Racketeer Influenced and Corrupt Organizations Act, breach of fiduciary duty, breach of contract, and fraud arising out of Sprint’s conduct in its dealings with the plaintiff companies. It seeks treble actual damages in unspecified amounts and appointment of a receiver or fiscal agent over property and assets controlled by Sprint. IWO is not a plaintiff in the original or the amended suit. On February 5, 2004, the U.S. District Court denied in all respects Sprint’s previously-filed motion for judgment on the pleadings, stated that it was amenable to allowing US Unwired to hire an outside accounting company or other expert to monitor monies received by Sprint, and agreed with the US Unwired position that certain claims are subject to trial by jury in Louisiana. On March 8, 2004, US Unwired filed its Second Amended Complaint against Sprint to include certain additional factual allegations related to its claims, as requested by the Court’s February 5 Order. On April 8, 2004, Sprint filed its Answer, Defenses, and Counterclaim to US Unwired’s Second Amended Complaint, which included a claim that US Unwired owed Sprint approximately $16.3 million related to contractual disputes between the parties. IWO is not a defendant in this suit. On March 25, 2004, US Unwired filed an application to appoint an outside accounting company or other expert to contemporaneously monitor monies paid to Sprint from US Unwired customers. Sprint filed an objection to the US Unwired application. On June 14, 2004, the District Court granted US Unwired’s motion to appoint an outside accounting company or other expert to the extent that the court announced its intention to appoint a special master for the limited purpose of determining if accounting procedures are being performed accurately and in compliance with the terms of US Unwired’s agreements with Sprint. On August 27, 2004, the District Court appointed Robert S. Cohen, CPA, of Crowe Chizek & Company, LLP as the special master to consider and make findings upon issues that arise out of the accuracy of the accounting for revenues Sprint PCS passes on to US Unwired and the fees Sprint PCS charges US Unwired. The special master will report proposed findings of fact to the court as findings of fact. On September 30, 2004, the court entered an order setting a schedule to complete the discovery process during 2004 and the court has set a jury trial date for May 9, 2005. The Company does not believe that a negative outcome on Sprint’s counterclaim will have a material adverse effect on the Company.

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

The information which follows presents the condensed consolidating balance sheet as of September 30, 2004 and December 31, 2003 and the condensed consolidating results of operations and cash flows for the three and nine-month periods ended September 30, 2004 and 2003 of (a) the Parent Company, IWO Holdings, Inc., (b) the “Guarantor”, Independent Wireless One Corporation, and (c) the “Non-Guarantor”, Independent Wireless One Leased Realty Corporation, and includes consolidating entries and the Company on a consolidated basis.

Condensed Consolidating Balance Sheet

	September 30, 2004
	IWO Holdings, Inc. (Parent)	Independent Wireless One Corp. (Guarantor)	Independent Wireless One Leased Realty Corp. (Non-guarantor)	Consolidating Entries	Consolidated
	(In thousands)
ASSETS:
Current assets:
Cash and cash equivalents	$—	$41,044	$—	$—	$41,044
Restricted cash	79	—	—	—	79
Subscriber receivables, net	—	11,107	—	—	11,107
Inventory	—	1,173	—	—	1,173
Prepaid expenses and other assets	—	4,085	3,054	—	7,139

Total current assets	79	57,409	3,054	—	60,542
Investment in subsidiary	(171,251)	—	—	171,251	—
Property and equipment, net	—	154,576	—	—	154,576
Intangible assets, net	—	17,612	—	—	17,612
Other assets	—	14,191	—	—	14,191

Total assets	$(171,172)	$243,788	$3,054	$171,251	$246,921

LIABILITIES AND STOCKHOLDER’S DEFICIT:
Current liabilities:
Accounts payable	$—	$19,874	$—	$—	$19,874
Accrued expenses	15,867	21,554	—	—	37,421
Payable to (receivable from) related party	(160,000)	158,110	3,054	—	1,164
Current maturities of long-term obligations	139,816	215,000	—	—	354,816

Total current liabilities	(4,317)	414,538	3,054	—	413,275
Long-term debt	—	—	—	—	—
Other	—	501	—	—	501

Stockholder’s deficit:
Common stock	1	—	—	—	1
Additional paid-in capital	446,449	383,444	—	(383,444)	446,449
Retained deficit	(613,305)	(554,695)	—	554,695	(613,305)

Total stockholder’s equity (deficit)	(166,855)	(171,251)	—	171,251	(166,855)

Total liabilities and stockholder’s equity (deficit)	$(171,172)	$243,788	$3,054	$171,251	$246,921

Condensed Consolidating Balance Sheet

	December 31, 2003
	IWO Holdings, Inc. (Parent)	Independent Wireless One Corp. (Guarantor)	Independent Wireless One Leased Realty Corp. (Non-guarantor)	Consolidating Entries	Consolidated
	(In thousands)
ASSETS:
Current assets:
Cash and cash equivalents	$—	$32,337	$—	$—	$32,337
Restricted cash	11,278	8,080	—	—	19,358
Subscriber receivables, net	—	9,938	—	—	9,938
Inventory	—	1,619	—	—	1,619
Prepaid expenses and other assets	—	2,798	3,069	—	5,867

Total current assets	11,278	54,772	3,069	—	69,119
Investment in subsidiary	(153,105)	—	—	153,105	—
Property and equipment, net	—	165,872	—	—	165,872
Intangible assets, net	—	25,642	—	—	25,642
Note receivable	—	179	—	—	179
Other assets	—	16,540	—	—	16,540

Total assets	$(141,827)	$263,005	$3,069	$153,105	$277,352

LIABILITIES AND STOCKHOLDER’S DEFICIT:
Current liabilities:
Accounts payable	$—	$17,079	$—	$—	$17,079
Accrued expenses	10,267	27,984	—	—	38,251
Payable to (receivable from) related party	(160,000)	156,970	3,069	—	39
Current maturities of long-term obligations	138,513	213,184	—	—	351,697

Total current liabilities	(11,220)	415,217	3,069	—	407,066
Long-term debt	—	—	—	—	—
Other	—	893	—	—	893
Stockholder’s deficit:
Common stock	1	—	—	—	1
Additional paid-in capital	446,449	383,444	—	(383,444)	446,449
Retained deficit	(577,057)	(536,549)	—	536,549	(577,057)

Total stockholder’s equity (deficit)	(130,607)	(153,105)	—	153,105	(130,607)

Total liabilities and stockholder’s deficit	$(141,827)	$263,005	$3,069	$153,105	$277,352

Condensed Consolidating Statement of Operations

	Three-month period ended September 30, 2004
	IWO Holdings, Inc. (Parent)	Independent Wireless One Corp. (Guarantor)	Independent Wireless One Leased Realty Corp. (Non-guarantor)	Consolidating Entries	Consolidated
	(In thousands)
Revenues	$—	$49,484	$3,838	$(3,838)	$49,484
Operating expenses	—	48,455	3,838	(3,838)	48,455

Operating income (loss)	—	1,029	—	—	1,029

Other income (expense), net	(6,059)	(4,226)	—	—	(10,285)

Equity in losses of wholly-owned subsidiaries	(3,197)	—	—	3,197	—

Net loss	$(9,256)	$(3,197)	$—	$3,197	$(9,256)

Condensed Consolidating Statement of Operations

	Three-month period ended September 30, 2003
	IWO Holdings, Inc. (Parent)	Independent Wireless One Corp. (Guarantor)	Independent Wireless One Leased Realty Corp. (Non-guarantor)	Consolidating Entries	Consolidated
	(In thousands)
Revenues	$—	$46,169	$3,458	$(3,458)	$46,169
Operating expenses	—	52,967	3,458	(3,458)	52,967

Operating income (loss)	—	(6,798)	—	—	(6,798)

Other income (expense), net	(5,900)	(4,920)	—	—	(10,820)

Equity in losses of wholly-owned subsidiaries	(11,718)	—	—	11,718	—

Net loss	$(17,618)	$(11,718)	$—	$11,718	$(17,618)

Condensed Consolidating Statement of Operations

	Nine-month period ended September 30, 2004
	IWO Holdings, Inc. (Parent)	Independent Wireless One Corp. (Guarantor)	Independent Wireless One Leased Realty Corp. (Non-guarantor)	Consolidating Entries	Consolidated
	(In thousands)
Revenues	$—	$139,945	$11,424	$(11,424)	$139,945
Operating expenses	—	147,431	11,424	(11,424)	147,431

Operating income (loss)	—	(7,486)	—	—	(7,486)

Other income (expense), net	(18,102)	(10,660)	—	—	(28,762)

Equity in losses of wholly-owned subsidiaries	(18,146)	—	—	18,146	—

Net loss	$(36,248)	$(18,146)	$—	$18,146	$(36,248)

Condensed Consolidating Statement of Operations

	Nine-month period ended September 30, 2003
	IWO Holdings, Inc. (Parent)	Independent Wireless One Corp. (Guarantor)	Independent Wireless One Leased Realty Corp. (Non-guarantor)	Consolidating Entries	Consolidated
	(In thousands)
Revenues	$—	$127,802	$10,914	$(10,914)	$127,802
Operating expenses	—	171,299	10,914	(10,914)	171,299

Operating income (loss)	—	(43,497)	—	—	(43,497)

Other income (expense), net	(17,486)	(11,205)	—	—	(28,691)

Equity in losses of wholly-owned subsidiaries	(54,702)	—	—	54,702	—

Net loss	$(72,188)	$(54,702)	$—	$54,702	$(72,188)

Condensed Consolidating Statement of Cash Flows

	Nine-month period ended September 30, 2004
	IWO Holdings, Inc. (Parent)	Independent Wireless One Corp. (Guarantor)	Independent Wireless One Leased Realty Corp. (Non-guarantor)	Consolidating Entries	Consolidated
	(In thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(11,160)	$6,032	$—	$—	$(5,128)

Cash flows from investing activities:
Release of restricted cash	11,160	8,119	—	—	19,279
Purchases of property and equipment	—	(7,419)	—	—	(7,419)
Proceeds from the sale of assets	—	159	—	—	159

Net cash provided by (used in) investing activities	11,160	859	—	—	12,019

Cash flows from financing activities:
Proceeds from long-term debt	—	1,816	—	—	1,816

Net cash provided by (used in) financing activities	—	1,816	—	—	1,816

Net increase in cash and cash equivalents	—	8,707	—	—	8,707
Cash and cash equivalents at beginning of period	—	32,337	—	—	32,337

Cash and cash equivalents at end of period	$—	$41,044	$—	$—	$41,044

Condensed Consolidating Statement of Cash Flows

	Nine-month period ended September 30, 2003
	IWO Holdings, Inc. (Parent)	Independent Wireless One Corp. (Guarantor)	Independent Wireless One Leased Realty Corp. (Non-guarantor)	Consolidating Entries	Consolidated
	(In thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(21,924)	$3,854	$—	$—	$(18,070)

Cash flows from investing activities:
Release of restricted cash	21,924	—	—	—	21,924
Purchases of property and equipment	—	(11,226)	—	—	(11,226)
Proceeds from the sale of assets	—	—	—	—	—

Net cash provided by (used in) investing activities	21,924	(11,226)	—	—	10,698

Cash flows from financing activities:

Net cash provided by (used in) financing activities	—	—	—	—	—

Net decrease in cash and cash equivalents	—	(7,372)	—	—	(7,372)
Cash and cash equivalents at beginning of period	—	35,008	—	—	35,008

Cash and cash equivalents at end of period	$—	$27,636	$—	$—	$27,636

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

Reliance on Sprint PCS Processing

We rely on Sprint PCS for much of our financial reporting information including: revenues; commissions paid to national retailers; fees paid for customer care and billing; roaming revenue and roaming expense on the Sprint PCS and Sprint PCS affiliate network; and, the maintenance of accounts receivable, including cash collections and the write off of customer balances that are not collectible and the accuracy of our accounts receivable balance. Where uncertainty exists regarding revenues, we do not record these revenues until substantive information has been provided to ensure that such revenues have been earned. Based upon the timing of the information received from Sprint PCS, we make certain assumptions that the information is accurate and that it is consistent with historical trends. We also rely upon the evaluation of internal controls as performed by auditors engaged by Sprint PCS that were performed in accordance with AICPA Statement on Auditing Standards (SAS) No. 70.

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

Revenue Recognition

We recognize only a portion of contract cancellation fees billed to subscribers that disconnect service prior to fulfilling the contractual length of service, as there is significant uncertainty that all contract cancellation fees that are billed will be collected. We have very limited information at a detail level sufficient to perform our own evaluation and rely on information provided by Sprint PCS and other Sprint PCS affiliates to make our estimates. If the collections on contract cancellation fees are less than that recognized, additional allowances may be required.

We recognize only a portion of late fees billed to subscribers that fail to pay their bills within the required payment period, as there is no assurance that all late fees that are billed will be collected. We have very limited information at a detail level sufficient to perform our own evaluation and rely on information provided by Sprint PCS and other Sprint PCS affiliates to make our estimates. If the collections on late fees are less than that recognized, additional allowances may be required.

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

Overview

We are a wholly owned subsidiary of US Unwired Inc. (“US Unwired”), a network partner of Sprint PCS and have the exclusive right to provide digital PCS services under the Sprint and Sprint PCS brand name to 6.3 million residents in all or portions of Massachusetts, New Hampshire, New York, Pennsylvania and Vermont.

Liquidity and Capital Resources

For a discussion on Liquidity, refer to Note 3 to our Condensed Consolidated Financial Statements that is included in this filing and which is incorporated by this reference.

Cash Flows

Net cash used in operating activities during the nine-month period ended September 30, 2004 was $5.1 million. Net cash provided by investing activities during the nine-month period ended September 30, 2004 was $12.0 million and included $19.3 million in proceeds resulting from the release of restricted cash offset by $7.4 million for capital expenditures. Net cash provided by financing activities during the nine-month period ended September 30, 2004 consisted of $1.8 million in proceeds from our secured bank credit facility.

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

	Three-month period ended September 30,		Nine-month period ended September 30,
	2004	2003	2004	2003
Subscribers
Gross Additions	26,919	21,373	78,686	69,416
Net Additions	4,721	610	15,747	9,801
Total Customers	230,758	210,897	230,758	210,897
Churn, monthly	3.0%	3.0%	2.9%	3.0%

Average Revenue Per User, Monthly
Including Roaming	$68.69	$70.12	$66.25	$66.03
Without Roaming	$52.95	$53.88	$52.04	$52.20

Cost Per Gross Addition	$342	$418	$367	$379

Reseller subscribers	71,193	24,325	71,193	24,325

Average Monthly MOUs Per Subscriber
Home	586	480	547	469
Roaming off our Network	181	160	182	150

System MOUs (Millions)
Subscriber	401	304	1,098	870
Roaming	206	147	535	356

Licensed POPs (Millions)	6.3	6.3	6.3	6.3
Covered POPs (Millions)	4.8	4.7	4.8	4.7
Towers (owned and leased)	710	671	710	671

Subscribers

We refer to our customers as “subscribers”. Gross additions refer to the total number of new subscribers added during the period. Net subscribers refer to the total number of new subscriber additions during the period reduced by any subscribers that have cancelled or terminated their service with us during this same period.

The number of gross and net additions increased for the three and nine-month periods ended September 30, 2004 as compared to the three and nine-month periods ended September 30, 2003 primarily as a result of our continuing marketing efforts to attract new subscribers and retain existing subscribers.

Churn

Churn is the monthly rate of customer turnover expressed as a percentage of our overall average customers for the reporting period. Customer turnover includes both customers that elected voluntarily to not continue using our service and customers that were involuntarily terminated from using our service because of non-payment. Churn is calculated by dividing the sum of (i) the number of customers that discontinue service; (ii) less those customers discontinuing their service within 30 days of their original activation date; and, (iii) adding back those customers that reactivate their service, by our overall average customers for the reporting period; and dividing the result by the number of months in the period. Churn was comparable at 3.0% for the three-month periods ended September 30, 2004 and September 30, 2003. The decrease in churn for the nine-month period ended September 30, 2004 as compared to the nine-month period ended September 30, 2003 was primarily as a result of the our efforts to attract and retain subscribers in good credit standing, therefore reducing involuntary churn.

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

The decrease in ARPU including roaming for the three-month period ended September 30, 2004 as compared to the three-month period ended September 30, 2003 was primarily as a result of a decrease in revenues related to minutes over plan and a decrease in the reciprocal travel rate from $0.058 per minute in 2003 to $0.041 per minute in 2004 partially offset by an increase in data usage. The increase in for the nine-month period ended September 30, 2004 as compared to the nine-month period ended September 30, 2003 was primarily as a result of the lower travel per minute rate offset by higher travel volume and an increase in data usage.

The decrease in ARPU excluding roaming for the three and nine-month periods ended September 30, 2004 compared to the three and nine-month periods ended September 30, 2003 was primarily related to a decrease in revenues related to minutes over plan.

Cost per Gross Addition

Cost per gross addition (“CPGA”) summarizes the average cost to acquire new customers during the reporting period. CPGA is computed by adding sales and marketing expenses and merchandise cost of sales and reducing the amount by the revenue from merchandise sales. The net amount is divided by the number of total new subscribers gross additions added for the period.

The decrease in CPGA for the three and nine-month periods ended September 30, 2004 as compared to the three and nine-month periods ended September 30, 2003 was primarily as a result of an overall decrease selling and marketing expenses.

Average Monthly Minutes of Use per Subscriber

We calculate average monthly minutes of use (“MOUs”) per subscriber to provide us with an indication of the effectiveness of our basic service plans. We calculate average monthly MOUs per subscriber by dividing total subscriber minutes with and without roaming by the average number of our subscribers. Our average subscriber MOUs with and without roaming are increasing primarily as a result of more generous allotments in our basic service plans.

Reseller Subscribers

We participate in a reseller program in our service area through Sprint PCS as part of the partnership between Sprint PCS and Virgin Mobile USA, LLC (“Virgin”). The agreement allows Virgin to sell prepaid wireless services and pay us for use of our network on a per minute basis. The number of reseller subscribers increased for the three and nine-month periods ended September 30, 2004 as compared to the three and nine-month periods ended September 30, 2003 primarily as a result of marketing and sales efforts.

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

Three-Month Period Ended September 30, 2004 Compared to the Three-Month Period Ended September 30, 2003

Revenues

	Three-month period ended September 30,
	2004	2003
	(In thousands)
Subscriber revenues	$36,278	$34,042
Roaming revenues	10,790	10,257
Merchandise sales	2,320	1,750
Other revenues	96	120

Total revenues	$49,484	$46,169

Subscriber revenues

Total subscriber revenues were $36.2 million for the three-month period ended September 30, 2004 as compared to $34.0 million for the three-month period ended September 30, 2003, representing an increase of $2.2 million and was primarily the result of an increase in the number of subscribers we serve.

Roaming revenues

Roaming revenues were $10.8 million for the three-month period ended September 30, 2004 as compared to $10.3 million for the three-month period ended September 30, 2003, representing an increase of $0.5 million and was primarily as a result of an increase of $2.1 million related to a higher volume of PCS subscribers traveling through our service area, an increase of $0.6 million related to data travel and an increase of $0.7 million related to other network usage including Virgin, offset by a decrease of $2.9 million related to our decrease in the reciprocal roaming rate as discussed in Subscriber and Roaming Revenue above.

Merchandise sales

Merchandise sales were $2.3 million for the three-month period ended September 30, 2004 as compared to $1.8 million for the three-month period ended September 30, 2003, representing an increase of $0.5 million. The increase is primarily as a result of an increase in sales to new subscribers and no longer discounting handset sales to local agents. The cost of handsets typically exceeds the amount received from our subscribers because we subsidize the price of handsets to remain competitive in the marketplace.

Operating Expenses

	Three-month period ended September 30,
	2004	2003
	(In thousands)
Cost of service	$25,613	$26,064
Merchandise cost of sales	4,183	3,284
General and administrative	4,303	2,441
Sales and marketing	7,337	7,392
Depreciation and amortization	7,019	13,786

Total operating expenses	$48,455	$52,967

Cost of service

Cost of service was $25.6 million for the three-month period ended September 30, 2004 as compared to $26.1 million for the three-month period ended September 30, 2003, representing a decrease of $0.5 million that was primarily as a result of a decrease in roaming expense.

Merchandise cost of sales

Merchandise cost of sales was $4.2 million for the three-month period ended September 30, 2004 as compared to $3.3 million for the three-month period ended September 30, 2003, representing an increase of $0.9 million that was primarily as a result of the increase in sales to new subscribers. The cost of handsets typically exceeds the amount received from our subscribers because we subsidize the price of handsets to remain competitive in the marketplace.

General and administrative expenses

General and administrative expenses were $4.3 million for the three-month period ended September 30, 2004 as compared to $2.4 million for the three-month period ended September 30, 2003, representing an increase of $1.9 million and was primarily the result of a $1.3 million increase in restructuring related fees, $0.1 million in increased collection agency fees and an increase of $0.4 million related to management fees.

Sales and marketing expenses

Sales and marketing expenses were comparable at $7.3 million for the three-month period ended September 30, 2004 and $7.4 million for the three-month period ended September 30, 2003.

Depreciation and amortization expense

Depreciation and amortization expense was $7.0 million for the three-month period ended September 30, 2004 as compared to $13.8 million for the three-month period ended September 30, 2003, representing a decrease of $6.8 million and was primarily the result of a $7.2 million decrease in amortization expense offset by a $0.4 million increase in depreciation expense. In March 2004, we completed the amortization of the $57.5 million valuation placed on our subscriber base at the time of our April 1, 2002 acquisition by US Unwired. Property and equipment increased to $214.6 million at September 30, 2004 from $203.7 million at September 30, 2003, resulting in the increased depreciation expense.

Other Income/(Expense)

	Three-month period ended September 30,
	2004	2003
	(In thousands)
Interest expense	$(10,341)	$(10,953)
Interest income	115	164
Loss on asset sale	(59)	(31)

Total other expense	$(10,285)	$(10,820)

Interest expense was $10.3 million for the three-month period ended September 30, 2004 as compared to $11.0 million for the three-month period ended September 30, 2003, representing a decrease of $0.7 million. The decrease relates to the manner in which default interest was calculated. Our outstanding debt was $354.8 million at September 30, 2004 as compared to $351.7 million at September 30, 2003. All loans under the senior secured credit facility, effective with the date of the default as discussed in Note 5 of the Notes to Condensed Consolidated Financial Statements, bear interest at a rate of 4.25-4.75 percent above the agent bank’s prime rate.

Interest income was $0.1 million for the three-month period ended September 30, 2004 as compared to $0.2 million for the three-month period ended September 30, 2003, representing a decrease of $0.1 million. The decrease was primarily the result of less cash and cash equivalents available for investment and a decrease in interest rates.

Nine-month Period Ended September 30, 2004 Compared to the Nine-month Period Ended September 30, 2003

Revenues

	Nine-month period ended September 30,
	2004	2003
	(In thousands)
Subscriber revenues	$104,396	$96,785
Roaming revenues	28,504	25,641
Merchandise sales	6,774	4,979
Other revenues	271	397

Total revenues	$139,945	$127,802

Subscriber revenues

Total subscriber revenues were $104.4 million for the nine-month period ended September 30, 2004 as compared to $96.8 million for the nine-month period ended September 30, 2003, representing an increase of $7.6 million and was primarily the result of an increase in the number of subscribers we serve.

Roaming revenues

Roaming revenues were $28.5 million for the nine-month period ended September 30, 2004 as compared to $25.6 million for the nine-month period ended September 30, 2003, representing an increase of $2.9 million and was primarily as a result of an increase of $6.4 million related to a higher volume of PCS subscribers traveling through our service area, an increase of $1.6 million related to data travel and an increase of $2.8 million related to other network usage including Virgin, offset by a decrease of $7.9 million related to our decrease in the reciprocal roaming rate as discussed in Subscriber and Roaming Revenue above.

Merchandise sales

Merchandise sales were $6.8 million for the nine-month period ended September 30, 2004 as compared to $5.0 million for the nine-month period ended September 30, 2003, representing an increase of $1.8 million. The increase is primarily as a result of an increase in sales to new subscribers, no longer discounting handset sales to local agents and our July 1, 2003 adoption of EITF 00-21 as discussed in Note 1 of the Notes to Condensed Consolidated Financial Statements. The cost of handsets typically exceeds the amount received from our subscribers because we subsidize the price of handsets to remain competitive in the marketplace.

Operating Expenses

	Nine-month period ended September 30,
	2004	2003
	(In thousands)
Cost of service	$72,749	$77,581
Merchandise cost of sales	13,107	8,159
General and administrative	11,205	9,263
Sales and marketing	22,512	23,142
Depreciation and amortization	27,858	40,751
Asset abandonment charge	—	12,403

Total operating expenses	$147,431	$171,299

Cost of service

Cost of service was $72.7 million for the nine-month period ended September 30, 2004 as compared to $77.6 million for the nine-month period ended September 30, 2003, representing a decrease of $4.9 million and was primarily the result of a $0.7 million decrease in bad debt expense related to our improvement in the credit quality of our subscribers; a $1.0 million reduction in Sprint PCS service bureau fees that included a $2.1 million downward adjustment to charges previously invoiced; $0.9 million decreases in each of circuits and usage due to rate negotiations and certain fees paid to agents related to product discounts; a $0.4 million reduction in property taxes related to reductions in tax assessments; and a $0.9 million decrease in travel expense.

Merchandise cost of sales

Merchandise cost of sales was $13.1 million for the nine-month period ended September 30, 2004 as compared to $8.2 million for the nine-month period ended September 30, 2003, representing an increase of $4.9 million that was primarily as a result of the increase in sales to new subscribers, a customer retention program of upgrading handsets to existing subscribers in our retail outlets and our adoption of EITF 00-21as discussed above. The cost of handsets typically exceeds the amount received from our subscribers because we subsidize the price of handsets to remain competitive in the marketplace.

General and administrative expenses

General and administrative expenses were $11.2 million for the nine-month period ended September 30, 2004 as compared to $9.3 million for the nine-month period ended September 30, 2003, representing an increase of $1.9 million that was primarily as a result of increases in management fees of $0.6 million, restructuring fees of $1.0 million and $0.3 million in collection agency fees.

Sales and marketing expenses

Sales and marketing expenses were $22.5 million for the nine-month period ended September 30, 2004 as compared to $23.1 million for the nine-month period ended September 30, 2003, representing a decrease of $0.6 million and was primarily the result of a $2.0 million decrease in advertising expense and a $0.5 million decrease in management fees, offset by a $1.9 million increase in commission payments and related payments to independent agents.

Depreciation and amortization expense

Depreciation and amortization expense was $27.9 million for the nine-month period ended September 30, 2004 as compared to $40.8 million for the nine-month period ended September 30, 2003, representing a decrease of $12.9 million and was primarily the result of a $14.4 million decrease in amortization expense offset by a $1.5 million increase in depreciation expense. In March 2004, we completed the amortization of the $57.5 million valuation placed on our subscriber base at the time of our April 1, 2002 acquisition by US Unwired. Property and equipment increased to $214.6 million at September 30, 2004 from $203.7 million at September 30, 2003, resulting in the increased depreciation expense.

Asset abandonment charge

In the nine-month period ended September 30, 2003, we recorded a $12.4 million write off of construction in progress and related lease expense due to abandoned cell site construction.

Other Income/(Expense)

	Nine-month period ended September 30,
	2004	2003
	(In thousands)
Interest expense	$(29,003)	$(29,368)
Interest income	325	708
Loss on asset sale	(84)	(31)

Total other expense	$(28,762)	$(28,691)

Interest expense was comparable at $29.0 million for the nine-month period ended September 30, 2004 as compared to $29.4 million for the nine-month period ended September 30, 2003. Our outstanding debt was $354.8 million at September 30, 2004 as compared to $351.7 million at September 30, 2003. All loans under the senior secured credit facility, effective with the date of the default as discussed in Note 5 of the Notes to the to the Condensed Consolidated Financial Statements, bear interest at a rate of 4.25-4.75 percent above the agent bank’s prime rate.

Interest income was $0.3 million for the nine-month period ended September 30, 2004 as compared to $0.7 million for the nine-month period ended September 30, 2003, representing a decrease of $0.4 million. The decrease was primarily the result of less cash and cash equivalents available for investment and a decrease in interest rates.

Seasonality

Like the wireless communications industry in general, there is an increase in subscriber additions in the fourth quarter due to the holiday season. A greater number of phones sold at holiday promotional prices causes our losses on merchandise sales to increase. Our sales and marketing expenses also increase with holiday promotional activities. We generally have the weakest demand for new wireless services during the summer. We expect these trends to continue based on historical operating results.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We do not engage in derivatives or other financial instruments for trading, speculative or hedging purposes, though we may do so from time to time if such instruments are available to us on acceptable terms and prevailing market conditions are accommodating. We have been subject to some interest rate risk on our senior secured borrowings and could be subject to interest rate risk on any future floating rate financing.

Our primary interest rate risk exposures relate to (i) the interest rate on long-term borrowings; (ii) our ability to refinance our debt at maturity at market rates; and (iii) the impact of interest rate movements on our ability to meet interest expense requirements and financial covenants under our debt instruments.

Our fixed rate debt consists of the accreted carrying value of the IWO 14% Senior Notes due January 15, 2011 ($139.8 million at September 30, 2004).

Our variable rate debt consists of borrowings made under the IWO senior secured credit facility ($215.0 million at September 30, 2004). The IWO senior secured credit facility, which is in default as of September 30, 2004, bears interest at a default rate of 4.25-4.75 percent above the agent bank’s prime rate. For the three months ended September 30, 2004, the weighted average interest rate under the IWO senior secured credit facility was 7.2%.

A one percent increase (decrease) in the variable interest rate would result in a $2.2 million increase (decrease) in the related interest expense on an average annual basis based upon borrowings outstanding at September 30, 2004.

The amounts discussed above for the IWO Senior Notes and the IWO senior secured credit facility are classified as current in the accompanying condensed balance sheets as a result of the events of default as discussed in the Liquidity and Capital Resources section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Controls and Procedures

As of September 30, 2004, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2004. There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II Other Information

Item 3. Defaults Upon Senior Securities

Since March 2004, Independent Wireless One Corporation, a wholly owned subsidiary of IWO, has failed to make $8.8 million in principal payments on its amended and restated secured credit facility (“the IWO senior secured credit facility”) under which it may borrow up to $240 million in the aggregate consisting of up to $70 million in revolving loans and $170 million in term loans and was not in compliance with its restrictive covenants. As a result of the failure to make scheduled principal payments and the covenant violations, the Company was in default of the IWO senior secured credit facility at September 30, 2004.

On July 15, 2004, IWO failed to make a scheduled interest payment of $11.2 million on the IWO senior notes and the holders of the IWO senior notes may declare IWO to be in default. On September 22, 2004, IWO entered into an agreement with an ad hoc committee of IWO note holders owning approximately 68% of the IWO senior notes pursuant to which such holders agreed to, under certain circumstances, not take any action to enforce their rights including accelerating the principal amount of the IWO senior notes resulting from IWO’s failure to make the interest payment of $11.2 million due on the senior notes on July 15, 2004.

Item 6. Exhibits and Reports on Form 8-K.

a. The following exhibits are filed as part of this report:

(3)(i)	Amended and Restated Certificate of Incorporation of IWO Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Form 10-K of IWO Holdings, Inc. filed on September 30, 2003).

(3)(ii)	Bylaws of IWO Holdings, Inc., as amended. (incorporated by reference to Exhibit 3.2 to the Form 10-K of IWO Holdings, Inc. filed on September 30, 2003).

(4)	Indenture, dated as of February 2, 2001, among IWO Holdings, Inc., Independent Wireless One Corporation and Firstar Bank, N.A., as trustee for the Senior Notes (incorporated by reference to Exhibit 4.1 to IWO Holdings, Inc.’s and Independent Wireless One Corporation’s Registration Statement on Form S-4, Registration No. 333-58902, filed on April 13, 2001).

(4)(i)	Forbearance agreement dated September 22, 2004 between IWO and certain beneficial owners of the IWO 14% Senior Notes due 2011. (Incorporated by reference to Exhibit (4)(i) to the Form 10-Q of IWO Holding, Inc. filed on July 28, 2004).

(4)(i)(a)	Amendment No. 1 to the Forbearance agreement dated September 22, 2004 between IWO and certain beneficial owners of the IWO 14% Senior Notes due 2011.

(10)(i)(a)	Credit Agreement, dated as of December 20, 1999, among Independent Wireless One Corporation, as borrower, the lenders thereto from time to time, Chase Securities Inc., as book manager and lead arranger, First Union National Bank and BNP Paribas (as successor in interest to Paribas), as senior managing agents, UBS AG, Stamford Branch, as documentation agent, and The Chase Manhattan Bank, as administrative agent (incorporated by reference to Exhibit 10.27 to IWO Holdings, Inc.’s Registration Statement on Form S-1, Registration No. 333-39746, filed on September 21, 2000).

(10)(i)(b)	Amendment No. 1, dated as of September 30, 2000, to the Credit Agreement (incorporated by reference to Exhibit 10.6.2 to IWO Holdings, Inc.’s and Independent Wireless One Corporation’s Registration Statement on Form S-4, Registration No. 333-58902, filed on April 13, 2001).

(10)(i)(c)	Amendment No. 2, dated as of December 8, 2000, to the Credit Agreement (incorporated by reference to Exhibit 10.6.3 to IWO Holdings, Inc.’s and Independent Wireless One Corporation’s Registration Statement on Form S-4, Registration No. 333-58902, filed on April 13, 2001).

(10)(i)(c)	Management Agreement, dated as of April 1, 2004, by and among US Unwired Inc., IWO Holdings, Inc., Independent Wireless One Corporation, and Independent Wireless One Leased Realty Corporation (incorporated by reference to Exhibit (10)(i)(c) to the Form 10-Q of IWO Holdings, Inc. file on July 28, 2004).

(31.1)	Certification by President and Chief Executive Officer filed herewith.

(31.2)	Certification by Chief Financial Officer filed herewith.

(32.1)	Certification by President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

(32.2)	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

b. Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 1, 2004	IWO HOLDINGS, INC.

	By:	/s/ Jerry E. Vaughn
Jerry E. Vaughn
Chief Financial Officer