Form 10-K
period 2004-12-31
IWO HOLDINGS INC
filed 2005-03-31
CIK 1116181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to                         .

Commission File Number 333-39746
IWO Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	14-1818487
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
52 Corporate Circle Albany, New York (Address of principal executive offices)	12203 (Zip code)

(Registrant's telephone number,
including area code)
(518) 862-6000

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

Yes         No *

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes         No

As of June 30, 2004, there was no Common Stock held by non-affiliates of the registrant.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of the securities under a plan confirmed by a court.

Yes         No

As of March 25, 2005, the registrant had only one outstanding class of common stock, of which there were 5,000,005 shares outstanding.

* The registrant is not subject to the filing requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934. The registrant is a voluntary filer. The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months as if it were subject to such filing requirements.

DOCUMENTS INCORPORATED BY REFERENCE

None.

IWO HOLDINGS, INC.
ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

i

EXPLANATORY NOTE

As a result of a public letter issued by the United States Securities and Exchange Commission (the "SEC") to the American Institute of Certified Public Accountants on February 7, 2005 stating the SEC's views regarding existing accounting literature applicable to leases and leasehold improvements and in consultation with our independent registered public accounting firm, Ernst & Young LLP, we reviewed certain non-cash items relating to our lease accounting practices. As a result of this review, we corrected our method of accounting for leases to comply with generally accepted accounting principles in the United States ("GAAP") and determined that these matters required material adjustments to the 2002 and 2003 financial information previously filed on Form 10-K and the financial information for the periods ended March 31, June 30, and September 30, 2003 and 2004. The adjustments resulting from our review are discussed in greater detail in this report in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Notes 1 and 12 to our consolidated financial statements located elsewhere in this report.

We are restating our financial statements for the first three fiscal quarters of 2004, the year ended December 31, 2003 and the period from April 1, 2002 through December 31, 2002. This restatement is reported in this Annual Report on Form 10-K for the year ended December 31, 2004. Historically, when accounting for operating leases with escalation provisions, we recorded lease expense at the current rate specified in the lease. We re-evaluated our position and determined that our operating lease expense should be recognized on a straight-line basis over the portion of the term of the lease that is consistent with the depreciable lives of the assets associated with the leased property. This restatement corrects errors in the recognition of lease rent expense to recognize expense on a straight-line basis over the initial term of the lease plus any future option renewal periods where there is reasonable assurance at the inception of the lease that the lease will be renewed. The adjustments relate solely to accounting treatment of these lease payments and do not affect our historical or future cash flows or the timing of payments under the related leases.

We do not intend to file any amended Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for periods affected by the restatements that ended prior to December 31, 2004, and the financial statements and related financial information contained in such reports should no longer be relied upon. All of our future Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q will reflect the restated information, where applicable.

All referenced amounts in this report for years ended December 31, 2003 and December 31, 2004 and prior period comparisons reflect the balances and amounts on a restated basis.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, and other oral statements made from time to time by our representatives, contain forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended and the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These statements often include words such as "may," "believe," "expect," "anticipate," "intend," "plan," "estimate" or similar expressions. These statements are based on assumptions that we have made in light of our industry experience as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this report, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include but are not limited to:

•	limited operating history in the wireless market and anticipation of future losses;

•	our ability to finance future growth opportunities;

•	our dependence on the personal communications services division of Sprint Corporation, or Sprint PCS;

•	the effects of the announced merger agreement between Sprint Corporation and Nextel Communications, Inc.;

•	the effects of industry consolidation, including the merger of Cingular and AT&T Wireless;

•	our ability to expand our Sprint network or to upgrade the Sprint network to accommodate new technologies;

•	potential fluctuations in operating results;

•	changes or advances in technology;

•	changes in law or government regulation;

•	competition in the industry and markets in which we operate;

•	future acquisitions;

•	our ability to attract and retain skilled personnel;

•	our potential inability to expand the services and related products we provide in the event of substantial increases in demand in excess of supply for network and handset equipment and related services and products;

•	the availability at acceptable terms of sufficient funds to pay for our business plans;

•	changes in labor, equipment and capital costs;

•	any inability to comply with the indentures that govern our long-term obligations;

•	changes in management;

•	general economic and business conditions; and

•	changes related to our reorganization.

You should keep in mind that any forward-looking statement made by us in this report, or elsewhere, speaks only as of the date on which we make it. New risks and uncertainties come up from time to time, and it is impossible for us to predict these events or how they may affect us. We have no duty to, and do not intend to, update or revise the forward-looking statements in this report after the date of this report. In light of these risks and uncertainties, you should keep in mind that any forward-looking statement made in this report or elsewhere might not occur.

PART I

You should read this entire report carefully, including the "Risk Factors" section and the consolidated financial statements. Unless the context indicates or requires otherwise, the terms "IWO," "we," "us," "our" and "company" refer to IWO Holdings, Inc., and its wholly owned subsidiaries, collectively.

Item 1.    Business

Overview and Recent Developments

IWO Holdings, Inc., a Delaware corporation, was originally formed on August 22, 1997 by a consortium of independent local telephone companies to become a provider of wireless telecommunications and data services. From 1997 through 1999, our activities consisted principally of raising capital, consummating and supporting our agreements with Sprint PCS, developing the initial design of our network and adding to our management team.

In early 2000, under an asset purchase agreement and other agreements with Sprint PCS, we purchased assets (including office equipment and interests in 170 cell sites and other network related leases) from Sprint PCS for approximately $116.7 million. Under the agreements, we also obtained the right to manage approximately 45,000 subscribers in our territory that had previously been managed by Sprint PCS. Beginning in 2000, we significantly expanded our network and operations to increase our covered population and subscriber base.

In April 2002, we were acquired by US Unwired Inc. ("US Unwired"). US Unwired provides PCS services and related products to customers in the southeastern United States as part of Sprint PCS's network. Upon consummation of our reorganization (discussed below), the shares of common stock held by US Unwired were cancelled and holders of our cancelled notes acquired all of our shares. See "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

As of December 31, 2004, we were in default of our former senior credit facility. Since March 2004, we had failed to make $13.8 million in principal payments due on our former senior credit facility and were not in compliance with the restrictive covenants under the credit facility. In September 2004, one of the holders of our former senior credit facility elected to fund $1.8 million, which represented that holder's remaining obligation of a draw request made in 2002. The holders of our former senior credit facility denied us access to the remaining $23.4 million in availability.

Additionally, we failed to make scheduled semi-annual interest payments on our former senior notes due July 15, 2004 and January 15, 2005, and the holders of our former senior notes could have placed us in default of our former senior notes.

On January 4, 2005, IWO and each of its subsidiaries (collectively, the "Debtors") filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") seeking relief under the provisions of chapter 11 of title 11 of the United States Code (the "Bankruptcy Code") (the "Chapter 11 Case"). In connection with the Chapter 11 Case, the Debtors also filed with the Bankruptcy Court on January 4, 2005 a proposed "pre-packaged" plan of reorganization (the "Plan of Reorganization"), which was confirmed on February 9, 2005 pursuant to an order entered by the Bankruptcy Court. Pursuant to the Plan of Reorganization, on February 10, 2005, IWO Escrow Company ("IWO Escrow"), a special-purpose entity formed to obtain new debt financing and merge with and into IWO upon consummation of the Plan of Reorganization, was merged into IWO, and IWO assumed $150.0 million in Senior Secured Floating Rate Notes due 2012 and $140.0 million Principal Amount at Maturity 10.75% Senior Discount Notes due 2015, which had been issued by IWO Escrow, resulting in approximately $232.7 million in aggregate net proceeds to IWO. IWO repaid in full and terminated its existing $215.0 million senior credit facility, and its existing $160.0 million senior notes were cancelled and exchanged for all of the new common stock of IWO. In addition, the existing common stock of IWO, all of which was owned by US Unwired, was cancelled, with no distributions or payments thereon. IWO was a wholly owned subsidiary of US

Unwired prior to the consummation of the Plan of Reorganization. Effective with the cancellation of the existing common stock of IWO on February 10, 2005, US Unwired ceased to have an equity interest in IWO.

On February 10, 2005, pursuant to our Plan of Reorganization described below, US Unwired ceased to have an equity interest in us. For a discussion of recent developments in 2004 including changes to our relationship with US Unwired, operating results, liquidity and relationship with Sprint PCS, please refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

In connection with the consummation of the Plan of Reorganization, we terminated our management agreement with US Unwired, dated April 1, 2004, as amended on January 3, 2005 ("the management agreement"). The termination of the management agreement is subject to a four-month transition period during which US Unwired will continue to provide transitional management and restructuring services as defined in the management agreement.

Our Affiliation with Sprint

We are a PCS affiliate of the personal communications services division of Sprint Corporation. We have the exclusive right to provide digital wireless personal communications services, or PCS, under the Sprint brand name in a territory that includes a total population, or POPs, of approximately 6.3 million as of December 31, 2004. Our territory covers upstate New York, including the markets of Albany, Syracuse and Ithaca, substantially all of New Hampshire and Vermont and portions of Massachusetts and Pennsylvania. Our territory is adjacent to the Sprint markets in New York, Boston, Rochester and Hartford. As a PCS Affiliate of Sprint, we offer national and local calling plans designed by Sprint. We market Sprint products and services through a number of distribution outlets located in our territory, including our own retail outlets, major national distributors, such as Radio Shack and Best Buy, and our local third-party distributors. At December 31, 2004, our network covered approximately 4.8 million people in our territory, which we refer to as covered POPs, and we had approximately 237,400 subscribers.

Sprint adopted a strategy to extend its 100% digital, nationwide wireless network in the United States by entering into agreements with independent wireless companies, such as us, to construct and manage Sprint markets and market Sprint wireless services. Through these affiliations, Sprint wireless services are available in key areas contiguous to Sprint markets, allowing the Sprint nationwide PCS network to provide services in an area consisting of more than 280 million residents.

Under our agreement with Sprint, we market Sprint wireless products and services in our service area using licenses that Sprint acquired from the FCC in 1995. We are currently the only provider of Sprint wireless products and services in our service area. Some key points about this agreement are:

•	the agreement extends for up to 50 years with an initial period of 20 years, which is set to expire on February 9, 2019, and three successive 10-year renewal periods;

•	the agreement requires revenue sharing of 8% to Sprint PCS and 92% to us, except that we retain all of the revenues from merchandise sales and other revenues as defined in the Sprint PCS management agreement, as well as all of the revenues from Sprint and other Sprint wireless affiliate subscribers using our network while in our service area;

•	if we terminate or breach the agreement, we may be required to sell our wireless business and network to Sprint or to purchase the Sprint PCS licenses from Sprint PCS; and

•	if Sprint terminates or breaches the agreement, we may be able to sell our wireless business and network to Sprint or to purchase the Sprint wireless licenses from Sprint.

In addition, under our service agreement, we pay Sprint service fees to perform certain administrative and back-office functions for us. We also pay Sprint service fees for new subscriber activations and recurring monthly fees for services performed for existing subscribers, such as billing and customer service.

We also purchase other goods, such as handsets, and services from Sprint, where Sprint has contracted with third-party vendors. Sprint has entered into agreements with national retailers that sell handsets and service to new subscribers in our markets. Sprint pays these national retailers a new subscriber commission and provides handsets to them below cost. For new subscribers added in our markets by these national retailers, Sprint passes the costs of commissions and handset subsidies to us.

We believe that our service area is important to the Sprint network. To date, Sprint has made considerable investments in the licenses covering our service area.

We believe that our affiliation with Sprint PCS allows us to offer high quality, branded wireless voice and data services for a lower cost and lower capital requirements than would otherwise be possible and to also benefit from the following relationships with Sprint PCS:

•	Marketing – We market Sprint PCS products and services through Sprint PCS's existing relationships with major national retailers under the highly recognizable Sprint and Sprint PCS brand names.

•	National Network – Our subscribers can immediately access Sprint PCS's national network, which includes over 300 major metropolitan areas.

•	Advanced Technology – We believe that the CDMA technology used in our network offers advantages in capacity and voice quality, as well as access to advanced features such as Sprint PCS's suite of "PCS Vision" products.

•	Handset Availability and Pricing – Sprint PCS's purchasing leverage allows us to acquire handsets more quickly and at a lower cost than we could without our affiliation with Sprint.

•	National Reseller Agreements – We receive additional revenue as a result of Sprint PCS's relationships with wireless resellers, including Virgin Mobile and Qwest Wireless, when customers of those resellers use our portion of the PCS network of Sprint.

In connection with the consummation of our Plan of Reorganization, we amended our affiliation agreements with Sprint PCS. The amendments, among other things, implemented a simplified pricing plan for certain services that Sprint PCS provides to us through 2006 and increased, through 2006, the contractual reciprocal roaming rate we receive for providing network services to Sprint PCS subscribers while in our territory and that we pay to Sprint PCS when our subscribers roam onto other networks of Sprint PCS. These amendments were retroactively effective to November 1, 2004. These amendments provide us with, among other things, a reduced fixed fee relative to our previous fees for back–office and other services that we are required to purchase from Sprint PCS and an increased reciprocal roaming rate relative to our current rate.

The amendments combine a number of the services that we are required to purchase from Sprint PCS into two groups, cash cost per user" or "CCPU" services and cost per gross addition" or "CPGA" services. CCPU services include billing, customer care, operator services and similar back–office services. CPGA services include subscriber activation, credit verification and handset logistics. As of the effectiveness of the amendments, (i) the fee for CCPU services per subscriber per month was changed to $7.25 retroactive to November 1, 2004 through the end of 2004, $7.00 for 2005 and $6.75 for 2006, and (ii) the fee for CPGA services per month was changed to an amount equal to the gross customer additions in our area multiplied by the lesser of (a) $23.00 or (b) the quotient of (1) the amount that Sprint PCS billed us from January 1, 2004 through September 30, 2004 for our activation–related costs, divided by (2) the gross customer additions in our service area on which the amount billed in clause (1) is based. Beginning in January 2007, the fees for CCPU services and CPGA services will be adjusted based on a methodology set forth in the amendments.

The amendments also established a fixed reciprocal roaming rate, which rate is retroactive to November 1, 2004 and will continue through December 31, 2006, of $0.058 per minute for voice and 2G data minutes, and $0.0020 per kilobyte for 3G data, in each case, for all Sprint PCS subscribers that travel into and out of our coverage areas. These new fixed reciprocal rates are higher than the rates Sprint PCS has established for 2004 for its PCS affiliates that have not amended their affiliate agreements with Sprint PCS. Beginning in January 2007, the Sprint PCS reciprocal roaming rate for voice and 2G and 3G data will change to rates equal to 90% of Sprint's effective retail yields for voice and data, respectively.

The amendments also modied our network build–out requirements for certain locations in Vermont, New Hampshire and New York that were determined to be uneconomical to deploy. This modification reduced the number of additional cell sites that we are required to deploy from an estimated 174 to approximately 103, including 37 cell sites completed in 2004, and lowered our projected capital expenditures to build–out and service these areas by approximately $19.0 million.

The amendments, subject to certain exceptions and minimum pricing, require us to participate in certain new resale programs; however, the amendments provide us with protective rights to decline to implement certain future program requirement changes that Sprint PCS proposes that would adversely affect our business. The amendments also grant us, through December 2006, the right to amend our affiliation agreements with Sprint PCS to obtain the most favorable terms provided under affiliation agreements with any other Sprint PCS affiliate of similar size so long as we agree to accept all of the terms and conditions set forth in such other agreement. We also have a right of first refusal to build out new coverage within our territory. If we do not exercise this right, including in areas left uncovered as a result of our reduced build-out requirements, then Sprint PCS may build-out such new coverage, or may allow a third party to do so.

Our Service Area

At December 31, 2004, our Sprint service area included all or portions of 20 markets spanning over 57,600 square miles with a population of approximately 6.3 million people. We have 30Mhz of bandwidth throughout our service area. Our territory extends from suburban New York City (Orange and Sullivan Counties), north to the Canadian border and reaches from the eastern suburbs of Rochester to Syracuse, Ithaca, Binghamton and Elmira in central New York State (and extends into a small portion of north central Pennsylvania), east to include substantially all of Vermont and New Hampshire and a portion of western Massachusetts. The number of residents in our service area does not represent the number of Sprint PCS subscribers that we expect to have in our service area.

Under the amendments to our affiliation agreement with Sprint that were effected with the consummation of our reorganization on February 10, 2005, our licensed territory no longer includes certain portions of New Hampshire and Vermont, which encompass estimated total POPs of approximately 100,000. Under these amendments, the total size of our territory was reduced from over 57,600 square miles to over 55,200 square miles.

The following table lists the location, basic trading area, or BTA, number and estimated total residents for each of the BTAs that comprise our territory under our affiliation agreements with Sprint PCS as of December 31, 2004.

Location	BTA No.(1)	Estimated Total POPs(2)	Estimated Covered POPs(3)
	(In thousands)
Albany—Schenectady, NY	7	1,050	918
Syracuse, NY	438	779	674
Manchester—Nashua, NH	274	485	357
Poughkeepsie—Kingston, NY	361	464	394
Orange—Sullivan, NY	321	422	374
Burlington, VT	63	415	244
Rockingham—Strafford, NH	51	397	382
Binghamton, NY	43	344	273
Elmira—Corning—Hornell, NY	127	313	166
Watertown, NY	463	303	136
Utica–Rome, NY	453	297	240

Location	BTA No.(1)	Estimated Total POPs(2)	Estimated Covered POPs(3)
	(In thousands)
Lebanon—Claremont, NH	249	182	74
Pittsfield, MA	351	134	112
Glen Falls, NY	164	125	75
Keene, NH—Brattleboro, VT	227	119	64
Plattsburgh, NY	352	119	78
Oneonta, NY	333	110	50
Rutland—Bennington, VT	388	101	73
Ithaca, NY	208	97	86
Coos, NH	251	33	0
Total		6,287	4,770

(1)	BTA No. refers to the basic trading area number assigned to that market by the FCC for the purposes of issuing licenses for wireless services.

(2)	Estimated Total POPs is based on estimates of 2000 population counts compiled by the U.S. Census Bureau adjusted by population growth rates provided to us by Sprint.

(3)	Estimated Covered POPs is based on our network coverage using estimates of 2000 population counts compiled by the U.S. Census Bureau adjusted by population growth rates provided to us by Sprint.

Services and Features

We offer Sprint wireless products and services in our service area. Our products and services are designed to mirror those of Sprint and to be a part of the Sprint wireless nationwide network. Sprint wireless subscribers in our service area may use Sprint wireless services throughout our contiguous markets and seamlessly throughout the Sprint network.

We support Sprint's newest technology, PCS Vision, throughout our service area. PCS Vision enables subscribers that purchase handsets with the appropriate features to access the Internet, receive and send email, download pictures and sounds, and take digital pictures either with a built-in or attachable camera.

We offer CDMA handsets which can offer up to seven days of standby time and up to 5.5 hours of talk time. Many of these models are dual-mode handsets that enable subscribers to make and receive calls on both PCS and cellular frequency bands. All handsets are equipped with preprogrammed features and are sold under the Sprint PCS brand name.

We provide roaming service to Sprint and certain non-Sprint wireless subscribers who are traveling through our service area. Sprint and other Sprint affiliates provide a similar service to our subscribers traveling outside of our market area. Roaming allows a person to make a phone call outside the service area where she or he purchased the service.

Marketing Strategy

We benefit from the recognizable Sprint brand names and logos and from Sprint's technological developments. We enhance the national effort with local marketing managers and coordinators who develop strategies specifically tailored to our local markets. They assist the sales force in driving traffic to the stores through promotions, contests and community relations programs and assist the outside sales force in targeting business sales.

Pricing

We use the Sprint PCS pricing strategy to offer our subscribers a menu of service plans typically structured with monthly recurring charges, large local calling areas, bundles of minutes and options and features, such as voicemail, enhanced caller identification, call waiting, three-way calling and PCS Vision. In order to meet the competitive needs of our specific local markets, we occasionally modify Sprint PCS's pricing plans.

Advertising

We capitalize on the Sprint PCS name and reputation to attract subscribers. We benefit from Sprint's national advertising campaign at no additional cost. Sprint also runs numerous promotional campaigns that provide subscribers with benefits, such as additional features at the same rate or free ancillary services. We direct our media and promotional efforts at the community level by advertising Sprint's products and services through radio, print, outdoor, billing inserts, direct mail and promotional displays in our retail stores.

Sponsorships

Sprint sponsors numerous national and regional events. These sponsorships provide Sprint with brand name and product awareness. Our regional marketing teams sponsor local events, teams and projects to increase consumer awareness of the Sprint brand in the local community and to provide occasions to develop positive community relationships in our markets.

Sales and Distribution

We target a broad range of consumer and business markets through our sales and distribution plan. We use traditional sales channels, such as our retail stores, mass merchandisers and other national retail outlets, independent agents and an outside sales force. We also use other methods such as direct marketing and Sprint's corporate website. No single customer has accounted for more than 10% of our sales in the current reporting period or in the past three years.

Retail outlets

At December 31, 2004, we had 16 retail outlets. Our retail outlets are located in principal retail districts in each of our markets. Each retail outlet is designed in accordance with Sprint specifications and branded as Sprint retail outlets. We use our retail outlets for the distribution and sale of our handsets and services. Sales representatives in these outlets receive in-depth training that allows them to explain our service in an informed manner. These locations are also used to provide customer care to all subscribers.

Mass merchandisers and outlets

We target subscribers through our mass-market retail outlets through Sprint-negotiated distribution agreements with national retailers which, at December 31, 2004, included 136 Radio Shack locations, 15 Best Buy locations, 15 Wal-Mart locations and 32 other national retailer locations in our territory.

Independent agents

We have a contracted network of independent agents that creates additional opportunities for local distribution. Most of these businesses are family-owned consumer electronics dealers and wireless telecommunication retailers. At December 31, 2004, we had over 45 independent agents under contract. We intend to add approximately 10 to 20 exclusive third-party distributors in 2005.

Other Sprint initiatives

We participate in Sprint's national accounts program, which targets Fortune 1000 companies. This allows us to take advantage of Sprint's wireless inbound telemarketing sales program and Sprint's wireless internet site that allows subscribers in our service area who purchase products and services over the Sprint internet site to become subscribers of our wireless network.

Resellers

Effective July 2002, we agreed to participate in a reseller program in our service area through Sprint as part of the partnership between Sprint and Virgin Mobile USA, LLC, or Virgin Mobile. The agreement allows Virgin Mobile to sell prepaid wireless services and pay us for use of our network on a per–minute basis. Virgin Mobile targets the 15- to 30-year-old consumer market to purchase pay-as-you-go wireless communications services while eliminating the responsibilities of monthly bills and credit requirements. At December 31, 2004, we provided service to 91,135 Virgin Mobile subscribers in our service area.

Sprint PCS also has reseller agreements with other wireless resellers, such as Qwest, ESPN and Earthlink. We receive revenues when subscribers of these wireless resellers travel in our service area and use our network.

Suppliers and Equipment Vendors

We do not manufacture any of the handsets that we use in our operations. We purchase our handsets directly from Sprint and our accessories from certain other third-party vendors. We purchase our handsets primarily from the following manufacturers: Audiovox, LG, Nokia, Palm, RIM, Samsung and Sanyo.

Our PCS network equipment is supplied solely by Lucent Technologies Inc. If additional equipment is needed for expansion or repair of a network, it must come from Lucent in order to be compatible with our existing network equipment. See "Item 1A. Risk Factors — Risks Related to Our Business, Strategy and Operations — We obtain most of our network equipment from a single supplier. This equipment is not interchangeable and we would be materially adversely affected if we could not obtain this network equipment timely or at all."

Technology

The predominant wireless technologies used in the United States are CDMA, Global System Mobile Communications, or GSM, and Time Division Multiple Access, or TDMA.

Sprint PCS has chosen CDMA technology, which we believe offers significant advantages in the marketplace.

CDMA offers superior call quality and clarity and also offers the highest capacity of the three standards. Accordingly, more simultaneous calls can be handled on a CDMA network than on equivalent TDMA or GSM networks. CDMA also offers a high level of security, giving subscribers confidence that their calls remain private and offers many advanced features such as short text messaging, Internet access, call waiting, call forwarding and three-way calling. Several providers in the United States, including Sprint PCS and Verizon Wireless, use CDMA technology.

GSM is the most widely adopted standard around the world, having originated in Europe, where it continues to be the dominant standard. GSM has been widely deployed for over ten years, which means that economies of scale for network and handset equipment have been achieved, lowering the cost of purchasing the equipment for a GSM system. GSM also offers increased call security and advanced features like those available on a CDMA network. T-Mobile and Cingular use GSM technology.

Competition

We face significant competition in our service area from a number of competitors. There are four other national mobile telephony operators that offer service in at least some portion of our service area — Verizon, Cingular, Nextel and T-Mobile. In addition, there are many local and regional carriers that offer PCS and cellular services in our service area. According to the FCC's Ninth Annual Commercial Mobile Radio Services ("CMRS") Competition Report, released September 28, 2004, "...97% of the total U.S. population lives in counties with access to three or more different operators offering mobile telephone service."

Wireless local number portability ("WLNP") was introduced in a portion of our markets in November 2003 and the balance of our markets in May 2004. WLNP allows customers to retain existing telephone numbers when switching from one carrier to another. We believe that the introduction of WLNP in all of our markets has resulted in higher customer turnover and increased operating costs.

In order to attract new subscribers, we have offered discounts on handsets and service plans that include more minutes and/or more "anytime" minutes and other enhancements such as complimentary periods of free data usage. Based upon increased competition, we anticipate that market prices for two-way wireless services will continue to decline in the future. We compete to attract and retain subscribers principally on the basis of services and features, the size and location of our service areas, network coverage and reliability, customer care and pricing. Our ability to compete successfully depends, in part, on our ability to anticipate and respond to various competitive factors affecting the industry, including new services that may be introduced, changes in consumer preferences, demographic trends, economic conditions and discount pricing strategies by competitors.

We believe that our ability to compete effectively with other PCS providers will depend on:

•	the continued expansion and improvement of the Sprint PCS network, the Sprint PCS customer care system and telephone handset options;

•	the continued success of CDMA technology in providing better call quality and clarity than other systems; and

•	our competitive pricing with various options suiting individual subscribers calling needs.

We do not currently face significant competition from resellers on our facilities and believe our relationship with Virgin Mobile complements our other distribution channels. We expect to continue to be subject to the FCC rule that requires cellular and PCS licensees to permit resale of carrier service.

We also compete with existing communications technology, such as paging and conventional landline telephones. Developing wireless telecommunications technologies, such as satellite, wireless cable, and wireless voice–over–IP, may provide increased competition in the future.

Network Operations

The Sprint management agreement requires us to provide network coverage to 65% of the resident population in our service area. We have completed a substantial portion of our initial network build-out plan for our service area. However, as of December 31, 2004 and prior to our reorganization, due to liquidity issues, we did not have sufficient financial resources to complete our build-out. Included in our asset abandonment charge described below in "Item 6—Selected Financial Data," are cell sites that, as of December 31, 2004, we were required to construct to meet the build-out requirements under our Sprint management agreement. Failure to complete the build-out of our service area would have placed us in violation of our Sprint management agreement that was in effect at December 31, 2004. As a result, at December 31, 2004, Sprint PCS could have declared us in default and taken action up to and including termination of our Sprint management agreement.

Because of this and other issues surrounding our liquidity, our reorganization included amending our affiliation agreement with Sprint. Under the amendments to our affiliation agreement with Sprint that were effected with the consummation of our reorganization on February 10, 2005, we are required to complete the build-out of 103 new cell sites, including 37 sites completed in 2004, by 2008. In addition, we are required to make additional capital expenditures to upgrade base stations on a majority of towers in our markets as a result of the expected obsolescence of the Lucent Technologies Inc. mini-cell and micro-cell technology we employ on certain towers.

Cell sites

Our preference is to selectively add cell sites through co-location, which involves leasing or licensing available space on a tower or other tall structure (such as a water tank, rooftop or farm silo)

owned by a third-party. When we co-locate, we generally have lower construction costs. In 2004, we added 40 cell sites, of which 37 satisfy a portion of our 103 new cell site build-out requirement. As of December 31, 2004, we had 721 PCS cell sites, of which approximately 96% were co-locations and 4% were owned, with network coverage of approximately 4.8 million residents out of approximately 6.3 million total residents. The number of people in our service area does not represent the number of Sprint PCS subscribers that we expect to have in our service area.

Switching centers

We own or lease property for our three switching centers in Albany, New York and Londonderry, New Hampshire. Each switching center serves several purposes, including subscriber validation, call routing, managing call hand off and managing access to landlines and access to Sprint wireless national platforms.

Interconnection

We connect our digital wireless network to the landline telephone system through interconnection agreements negotiated between Sprint and the local exchange carriers. Through our agreements with Sprint, we benefit from these interconnection agreements.

Network monitoring systems

We use Sprint's Network Operations Control to provide monitoring and maintenance of our entire network, including the constant monitoring for blocked or dropped calls, call clarity and signs of tampering, cloning or fraud; the recording of network traffic statistics; and the overseeing of customer usage data collected at switch facilities and billing.

Government Regulation

The FCC and other federal, state and local regulatory agencies regulate our wireless system and the Sprint-owned PCS licenses in our territory.

Licensing of PCS Systems

A broadband PCS system operates under a service area license granted by the FCC for a particular market. These licenses operate on one of six frequency blocks of varying size allocated by the FCC for broadband PCS service. Narrowband PCS is for non-voice applications such as paging and data service and is separately licensed. The FCC awards all PCS licenses initially by auction, and approves assignments and transfers of control of PCS licenses by wireless carriers in the aftermarket.

All PCS licenses have a 10-year license term that is conditioned upon compliance with various rules and regulations of the FCC, including timely compliance with the FCC's system construction and coverage requirements. For example, all 30 MHz broadband PCS licensees must construct facilities that offer coverage to one-third of the population within their licensed service area within five years and to two-thirds of the population within ten years. If a licensee fails to meet such construction benchmarks, the FCC may revoke a license. PCS licenses must be renewed at the end of their ten-year license terms. The FCC generally will renew a PCS license if the licensee provided substantial service during the past license term and substantially complied with applicable law and FCC rules and policies. Third parties may oppose renewal applications or file competing applications. Incumbent licensees are afforded "renewal expectancy," which provides the incumbent priority over new applicants. The FCC may revoke a license or impose monetary forfeitures for serious violations of FCC rules.

The FCC requires PCS licensees to maintain de jure and de facto control over their licenses. Management agreements are generally permissible, provided that the PCS licensee stays in ultimate legal and factual control. A violation of this requirement could result in a need to modify the management agreement, monetary penalties, or in an extreme case, license revocation. Whether or not a licensee maintains sufficient control is a fact–specific inquiry that depends on a number of factors, including whether the licensee retains ultimate decision–making authority over the use of the licenses. We believe that our management agreement with Sprint PCS meets the FCC requirements for licensee control of licensed spectrum.

Currently, the spectrum allocated to PCS licensees may also have been previously allocated to Fixed Microwave Service ("FMS") providers. As a result, PCS licensees in the affected service areas may either accept a sharing arrangement with the FMS provider or negotiate the relocation of the provider to another spectrum band. To operate our PCS systems efficiently and with adequate population coverage, we must relocate many of these existing licensees. The FCC has adopted a transition plan to relocate microwave operators and a plan for affected PCS licensees to share the relocation costs. These plans expire on April 4, 2005.

From time to time, the FCC conducts auctions of additional PCS spectrum, or spectrum that can be used for substantially similar wireless service. We have no way of knowing whether any new spectrum auctioned in our service area will be used to compete with our PCS systems.

Transfers and Assignments of PCS Licenses

The FCC must approve the assignment or transfer of control of a license for a PCS system. In addition, the FCC requires licensees who transfer control of a PCS license within the first three years of their license term to disclose the total consideration received for the transfer. FCC approval generally is not required for the sale of an interest that does not transfer control of a license (for example, the sale of a non-controlling interest). FCC rules also allow broadband PCS licensees to partition their market areas and/or to disaggregate their assigned spectrum, and to transfer partial market areas or spectrum assignments to eligible third parties, subject to the FCC's approval. Any acquisition or sale of a PCS interest may also require the prior approval of the Federal Trade Commission, the Department of Justice and state or local regulatory authorities.

The FCC requires only post-consummation notification of certain pro forma PCS license assignments or transfers of control. In October 2003, and again in August 2004, the FCC established new rules designed to facilitate the transfer and leasing of spectrum. Among other things, those rules allow one company to lease all or part of its spectrum rights to another company, and provide immediate and automatic approval for certain types of license transfers. These measures could increase competition in our industry by allowing new entrants or incumbent providers to more easily obtain access to spectrum capacity.

Other Regulatory Requirements

The Communications Act of 1934 preempts state and local regulation of the entry of, or the rates charged by, any provider of private mobile radio service or of CMRS, which includes PCS, cellular service and some specialized mobile radio service systems. The FCC does not regulate CMRS or private mobile radio service rates. However, CMRS providers are common carriers and are required under the Communications Act to offer their services to the public without unreasonable discrimination.

The FCC imposes additional regulatory requirements on all CMRS operators, which can increase these operators' costs and/or require upgrades to their networks. Moreover, such requirements may change over time, and could affect us positively or adversely. Some of the current requirements include:

•	Roaming. A CMRS carrier must provide service to all subscribers of a compatible CMRS service in another geographic region seeking to connect with its network.

•	Number portability. CMRS carriers are required to allow their subscribers to take their phone numbers with them if they switch to a competitive service and must be able to deliver calls to carried numbers.

•	Enhanced 911. CMRS carriers must transmit 911 calls from any qualified handset without credit check or validation, must provide 911 services to individuals with speech or hearing disabilities, and must provide the approximate location of the 911 caller. PCS and cellular providers also are required to contribute to various state and local funds to support enhanced 911 capability through charges on customer invoices.

•	Wiretaps and electronic surveillance. CMRS carriers must provide law enforcement personnel with sufficient capacity and capability to enable wiretaps and other electronic surveillance on the CMRS network. On August 9, 2004, the FCC launched a comprehensive review of regulations relating to the Communications Assistance for Law Enforcement Act ("CALEA"). This review may result in increased obligations and cost expenditures for CMRS carriers.

•	Customer information. The FCC has rules that generally protect the customer against the disclosure and use of customer proprietary information for marketing purposes.

•	Truth-in-billing. In March 2005, the FCC extended the consumer protection measures that require billing descriptions to be non-misleading and in plain language to CMRS carriers. These requirements may impose a cost in their implementation or as a penalty for violation.

•	Interconnection and intercarrier compensation. All telecommunications carriers, including CMRS carriers, must interconnect directly or indirectly with other telecommunications carriers in order to complete a call, and there are various types of fees charged among carriers to transfer and terminate traffic originating on each others' networks. Interconnection agreements are negotiated among carriers, for example, between a CMRS provider and an incumbent local exchange carrier, and are subject to the approval of state regulators. More generally, the FCC currently is undertaking a review of its entire system of intercarrier compensation.

•	Universal service and other fees. The FCC imposes universal service support fees on telecommunications carriers, including CMRS carriers. The FCC imposes additional fees for telecommunications relay service, number portability and the cost of FCC regulation.

•	Tower construction, marking and lighting. The FCC and the Federal Aviation Administration, or FAA, regulate the location, height, marking, lighting and construction of proposed towers. In addition, the FCC has implemented the National Environmental Policy Act by requiring towers and antennas to meet certain land use and radio frequency standards.

•	Foreign ownership. The Communications Act of 1934 places certain limits on the non-U.S. ownership of PCS licensees. If foreign ownership exceeds the permitted level, the FCC may revoke the PCS licenses or require an ownership restructuring.

State and Local Regulation

State governments can regulate certain terms and conditions of wireless service, though they are prohibited generally from regulating the rates and entry of CMRS providers into the marketplace. Several states have enacted, or have proposed, legislation that will impose various consumer protection regulations on the wireless industry (although the FCC's recent order regarding "truth-in-billing" restricts the ability of states to pass similar rules). States also may impose their own universal service support fees on wireless carriers, similar to the requirements that have been established by the FCC. At the local level, wireless facilities typically are subject to zoning and land use regulation, although the Communications Act preempts both state and local governments from categorically prohibiting the construction of wireless facilities in any community or unreasonably discriminating against a carrier. Numerous state and local jurisdictions impose conditions on a driver's use of wireless technology while operating a motor vehicle.

Employees

As of December 31, 2004, we had approximately 190 employees. No union represents our employees. We believe that we have good relations with our employees. As a result of our reorganization, we are in the process of hiring additional employees to perform services currently provided by US Unwired.

Seasonality

Like the wireless communications industry in general, our subscriber growth increases in the fourth quarter due to the holiday season. A greater number of phones sold at holiday promotional prices increases our losses on merchandise sales. Our sales and marketing expenses also increase with holiday promotional activities. We generally have the most usage and revenue per subscriber in the summer because of an increase in revenues from fees charged to non-IWO, non-Sprint subscribers who use our network while traveling in our service area. We believe that the increased traffic in our service area comes from people traveling during summer vacation. We expect these trends to continue based on historical operating results.

Available Information

Our Code of Business Conduct and Ethics applicable to our employees and Board of Directors and our Code of Ethics for the Principal Executive Officer and Senior Financial Officer are available in print upon any request by a stockholder. To request a copy, please contact the office of the General Counsel, IWO Holdings, Inc., 52 Corporate Circle, Albany, NY 12203.

Our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments to those reports can presently be accessed free of charge at www.usunwired.com or through the SEC. Once our domain name is configured, these filings may be accessed at www.iwocorp.com.

Item 1A.    Risk Factors

The following risk factors should be read carefully in connection with evaluating our business and the forward-looking statements contained in this report and other statements we or our representatives may make from time to time. Any of the following risks could materially and adversely affect our business, our operating results, our financial condition and the actual outcome of matters as to which forward–looking statements are made in this report. See "Cautionary Note Regarding Forward-Looking Statements."

Risks Related to Our Business, Strategy and Operations

Our substantial leverage could adversely affect our financial health and may restrict our ability to repay our obligations under our notes.

We are highly leveraged. As of December 31, 2004, after giving pro forma effect to our reorganization, our total outstanding debt would have been approximately $232.7 million. The indentures that govern our notes permit us and our subsidiaries to incur additional indebtedness, including up to $30.0 million in additional indebtedness that would share the senior secured floating rate notes' first priority lien on substantially all of our assets, which could further exacerbate the risks associated with our leverage. If we incur additional indebtedness that ranks equally with our notes, the holders of the new debt will be entitled to share ratably with the holders of our notes in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding-up of us.

Our substantial indebtedness could adversely affect our financial health by, among other things:

•	increasing our vulnerability to adverse economic conditions;

•	limiting our ability to obtain any additional financing we may need to operate, develop or expand our business or effectively compete in our industry;

•	limiting our flexibility in planning for, or reacting to, changes in the economy, our business and the industry in which we operate; and

•	requiring us to dedicate a substantial portion of any cash flow to service our debt, which would reduce the funds available for operations and future business opportunities.

We have a history of net losses. We expect to incur additional losses in the future, and our operating results could fluctuate significantly on a quarterly and annual basis. As a result, we may be unable to pay amounts due under our notes or our other indebtedness.

We have sustained net losses since our inception, including net losses of $97.0 million for the year ended December 31, 2003 and $54.8 million for the year ended December 31, 2004. Our ability to achieve operating profitability and to generate positive cash flows from operating activities will depend upon many factors, including, among others, the effective marketing of Sprint PCS products and services, and our ability to improve market penetration and manage churn. If we do not achieve and maintain operating profitability and positive cash flows from operating activities, we may be unable to make interest or principal payments on our notes or our other indebtedness and the value of an investment in our company may decline.

In addition, our future operating results and cash flows will be subject to quarterly and annual fluctuations due to many factors, some of which are outside our control. These factors include increased costs we may incur in connection with the further development, expansion and upgrade of our wireless network, fluctuations in the demands for our services and the seasonality of our industry. In addition, the interest rate on our senior secured floating rate notes resets quarterly, which could further subject our operating results and cash flows to quarterly fluctuations. To the extent our quarterly or annual results of operations fluctuate significantly and adversely, we may be unable to pay amounts due under our notes or our other indebtedness and the value of an investment in our company may decline.

The technology that we use may become obsolete, which would limit our ability to compete effectively within the wireless telecommunications industry.

The wireless telecommunications industry is experiencing significant technological change. We currently employ CDMA 1xRTT digital technology, the digital wireless communications technology selected by Sprint PCS and certain other carriers for their nationwide networks. Other carriers employ other technologies, such as TDMA, GSM and iDEN, for their nationwide networks. If another technology emerges as the industry standard, we may be at a competitive disadvantage and competitive pressures may require Sprint PCS to change its digital technology, which in turn could require us to make changes to our network at substantial cost. For example, Sprint and other CDMA carriers like Verizon Wireless are upgrading their metropolitan wireless networks to accommodate Evolution — Data Only technology, the next phase or technological upgrade of CDMA 1xRTT digital technology which we refer to as EV-DO. To the extent these upgrades and competitive pressures translate to changes to our network technology and/or customer base, we may be unable to respond to these pressures and implement new technology on a timely basis or at an acceptable cost.

In addition, the emergence of alternative technologies may decrease demand for our services. For example, other service providers have announced plans to sell and market an IEEE 802.11 standard, which we refer to as Wi-Fi, enabled handset. Such a handset would permit subscribers to communicate using voice and data services with their handset using voice over internet protocol, or VoIP, technology in any area equipped with a wireless internet connection, or hot spot, potentially bypassing our network. The number of hot spots in the United States is growing rapidly, with some major cities and urban areas being covered entirely. The availability of VoIP or another alternative technology to our subscribers could greatly reduce the usage of our network, which would have an adverse effect on our financial condition and results of operations.

Moreover, we will be required to make additional capital expenditures over the next four years to upgrade base stations on a majority of towers in our markets as a result of the expected obsolescence of the Lucent Technologies mini-cell and micro-cell technology we currently employ. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources." Our failure to complete these upgrades may result in an inability to maintain cell site operations and may impair service in the areas served by these sites.

We also face competition from other wireless technologies such as satellite-based communications, wireless voice-over-IP and wireless cable. As these technologies become more advanced, we may lose customers to these alternative providers.

The financial condition and results of operations reflected in our historical financial statements are not indicative of future financial conditions and results of operations.

As a result of the reorganization, we are subject to the fresh-start accounting prescribed by generally accepted accounting principles. As required by fresh-start accounting, our assets and liabilities have been recorded at fair value, based on our enterprise value which was established in the bankruptcy proceeding. Because we completed our reorganization in February 2005, our reported assets do not yet give effect to the adjustments that may result from the adoption of fresh-start accounting and, as a result, could change materially. Accordingly, our financial condition and results of operations from and after the reorganization will not be comparable to the financial condition and results of operations reflected in our historical consolidated financial statements.

The reorganization may adversely affect our ability to engage in transactions.

Our past inability to meet our obligations resulted in our reorganization. The perception that we may not be able to meet our obligations after the reorganization could adversely affect our relationships with third parties. For example, we may have difficulty maintaining or entering into leases and other agreements related to our operations because of the reorganization. As a result, our ability to operate our business could be adversely affected, which would adversely affect our financial condition and our results of operations.

If we receive lower revenues or incur more fees than we anticipate under our roaming arrangements with Sprint PCS and its PCS Affiliates, our results of operations will be negatively affected.

We are paid a fee from Sprint PCS for every minute and kilobyte that a Sprint PCS subscriber from outside our territory uses our network. Similarly, we pay a fee to Sprint PCS for every minute and kilobyte that our subscribers use the Sprint PCS network outside our territory. The per-minute and per-kilobyte rates that we receive from Sprint PCS and that we pay to Sprint PCS are the same and are fixed until the end of 2006. Thereafter, the rate will change, based on 90% of Sprint PCS's effective retail yields for voice and data, respectively, and the change may have an adverse effect on us. In addition, our subscribers may spend more time outside our territory than we anticipate, and Sprint PCS subscribers from outside our territory may spend less time in our territory or may use our services less than we anticipate. As a result, we may receive less Sprint PCS roaming revenue and/or have to pay more in Sprint PCS roaming fees than we collect in Sprint PCS roaming revenue, which would have an adverse effect on our financial condition and results of operations.

Roaming revenue under Sprint PCS's roaming and reseller arrangements with third parties, including Virgin Mobile, may decline in the future.

For the year ended December 31, 2004, approximately 18.6% of our roaming revenue (3.8% of our total revenue) was attributable to revenue derived from wireless communications providers other than Sprint, principally Virgin Mobile. We do not have agreements directly with these providers. Instead, we rely on roaming arrangements that Sprint PCS has negotiated. Sprint PCS may negotiate roaming arrangements with other wireless communications providers at rates that are lower than current rates, resulting in a decrease in our roaming revenue. If the rates offered by Sprint PCS are not attractive, these other wireless communications providers may decide to compete with us directly or enter into roaming arrangements with our competitors who already have networks in our territory. Starting with July 2005, every three years we will have the option to renew these Virgin Mobile arrangements. We cannot assure you that we will exercise our option to continue providing services to Virgin Mobile subscribers in the future. The loss of all or a significant portion of our roaming revenue from other providers would have a material adverse effect on our financial condition and operating results.

Our roaming arrangements for coverage outside the Sprint PCS network may not be competitive with other wireless communications providers, which may restrict our ability to attract and retain subscribers and thus may adversely affect our operations.

We do not have agreements directly with other wireless service providers for roaming coverage outside territories covered by the Sprint PCS network. Instead, we rely on roaming arrangements that Sprint PCS has negotiated with other wireless communications providers for coverage in these areas. Some risks related to these arrangements are as follows:

•	the arrangements may not benefit us in the same manner that they benefit Sprint PCS;

•	the quality of the service provided by another provider during a roaming call may not approximate the quality of the service provided by Sprint PCS;

•	the price to our customers of a roaming call may not be competitive with prices charged by other wireless companies for roaming calls;

•	customers must end a call in progress and initiate a new call when leaving the Sprint PCS network and entering another wireless network;

•	our subscribers may not be able to use advanced PCS features from Sprint PCS, such as PCS Vision, while roaming;

•	if our subscribers do not have a similar wireless experience as when they are on the PCS network of Sprint PCS, we may lose current subscribers and Sprint PCS products and services may be less attractive to potential new subscribers; and

•	Sprint PCS or the carriers providing the service may not be able to provide us with accurate billing information on a timely basis.

Unauthorized use of, or interference with, our network could disrupt service and increase our costs.

We may incur costs associated with the unauthorized use of our network including administrative and capital costs associated with detecting, monitoring and reducing the incidence of fraud. Unauthorized use of, or interference with our network includes, but is not limited to, identity theft, piracy, "hacking" and other external factors such as computer viruses. Fraudulent use of our network may impact interconnection costs, capacity costs, administrative costs, fraud prevention costs and payments to other carriers for fraudulent roaming.

If we lose the right to install our equipment on wireless towers or are unable to renew expiring agreements for wireless towers on favorable terms or at all, our business and results of operations could be adversely impacted.

As of December 31, 2004, approximately 96% of our base stations are installed on leased or licensed facilities which are typically shared with one or more other wireless communications providers. In addition, a large portion of these tower sites are leased or licensed from a small number of tower companies with whom we have entered into master agreements that govern the general terms of our rights to use each such company's towers. If a master agreement with one of these tower companies was to terminate, or if one of these tower companies was unable to support our use of its tower sites, we would have to find new sites or may be required to rebuild the affected portion of our network. In addition, the concentration of our tower leases or licenses with a limited number of tower companies could adversely affect our results of operations and financial condition if we are unable to renew our expiring leases with these tower companies either on terms comparable to those we have today or at all. If any of the tower leasing companies that we do business with were to experience severe financial difficulties, or file for bankruptcy protection, our ability to use towers leased or licensed from that company could be adversely affected. That, in turn, could adversely affect our financial condition and results of operations if a material number of towers were involved.

We require significant capital to fund our operations and anticipated capital expenditures. If we are unable to generate or raise sufficient capital in the future, we may be unable to execute our business strategy and may not be able to fund our operations.

In order to fund the execution of our business strategy, including the construction of new cell sites that we have agreed to build, the construction of cell sites we will build to expand our capacity, and the upgrade of existing sites that may be required, we will require significant amounts of cash. We may also have additional cash needs in the near term that we do not currently anticipate. We intend to meet our cash requirements through available cash, cash flow from operations and, to the extent required, future borrowings. We have no committed additional financing available. There can be no assurance that available cash and cash flow from operations will be sufficient to meet our cash requirements, or that any necessary borrowings will be available to us on acceptable terms or at all. If we are unable to raise capital when our needs arise, we may be unable to pursue our business strategy and may not be able to fund our operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

Our actual operating costs may be higher than we anticipate.

Changes in our operating environment, including changes in government regulations, may require us to spend more than we anticipate. For example, increased competition has led in the past and may lead in the future to higher promotional costs, increased cost associated with subsidizing sales of handsets and other costs incurred in connection with acquiring subscribers. Further, as described below under "—Risks Related to Our Relationship With Sprint," a substantial portion of our costs of service are attributable to fees and charges we pay Sprint PCS for billing and collections, customer care and other back-office support. As a result, our ability to manage these costs is limited. Further, Sprint may seek to recover costs in addition to our fixed price arrangements for new services it provides to us in support of new PCS product and service offerings. If our costs are more than we anticipate, the actual amount of funds needed to implement our strategy and business plan may exceed our estimates, which could have a material adverse affect on our liquidity, financial condition and results of operations.

Our allowance for doubtful accounts may not be sufficient to cover uncollectible accounts.

On an ongoing basis, we estimate the accounts receivable that we will not collect to reflect the expected loss on such accounts in each period. Our allowance for doubtful accounts receivable may underestimate actual unpaid accounts receivable for various reasons, including:

•	our involuntary churn rate may exceed our estimates;

•	bad debt as a percentage of service revenues may be higher than we assume;

•	adverse changes in the economy;

•	changes in Sprint's PCS products and services;

•	changes in the composition of our subscriber base; or

•	changes in our credit policy.

If our allowance for doubtful accounts receivable is insufficient to cover uncollectible receivables, it could have an adverse effect on our liquidity, financial condition and results of operations.

We may incur significantly higher wireless handset subsidy costs than we anticipate for existing subscribers who upgrade to a new handset.

We subsidize a portion of the price of all of the wireless handsets that we offer and pay sales commissions, for handset sales and upgrades. As our subscriber base matures, and technological innovations occur, more existing subscribers will upgrade to new wireless handsets. Excluding sales commissions and handsets sold in our company-owned stores, we incurred approximately $5.7 million associated with wireless handset upgrade costs for existing subscribers for the year ended December 31, 2003 and $4.3 million for the year ended December 31, 2004. We have limited historical experience regarding the adoption rate for wireless handset upgrades. If more subscribers upgrade to new wireless handsets than we expect, our results of operations will be adversely affected.

It is our strategy to increase our subscriber growth, which may negatively affect our near term profitability.

To the extent we increase our subscriber growth, we will incur significant up-front subscriber acquisition expenses, which initially will result in reduced levels of cash flows from operating activities and EBITDA. In addition, to the extent our subscriber growth includes a higher percentage of post-pay sub-prime credit subscribers, our churn and bad debt expense may increase, which would adversely affect our results of operations.

Any future consolidation in the industry in which we participate may require us to incur substantial additional debt and to integrate new technologies, operations and services, which may be costly and time consuming.

We may in the future have opportunities to acquire or otherwise combine our business with other businesses that may complement or extend our existing operations, and other similarly situated PCS Affiliates of Sprint may seek opportunities to benefit from combined operations. If we acquire or combine our business with other businesses or territories, our ability to satisfy our obligations with respect to our indebtedness may be adversely affected and we may encounter difficulties that may be costly and time consuming and slow our growth. For example, we may have to:

•	assume and/or incur substantial additional debt to finance the acquisitions and fund the ongoing operations of the acquired companies;

•	integrate new operations with our existing operations; or

•	divert the attention of our management from other business concerns.

We are functioning under new management which may disrupt our operations as we transition to the new management team.

Upon consummation of the reorganization, Bret Cloward became our Chief Executive Officer and Richard Harris became our Chief Financial Officer. See "Item 10. Directors and Executive

Officers of the Registrant." As a result, our historical operating and financial results described in this report do not reflect the leadership or guidance of our new senior management and do not provide a basis on which to assess the management capacities of our new senior management. Further, we may experience disruptions as we transition to new management. We cannot assure you that our new management team will be successful.

The loss of the officers and skilled employees upon whom we will depend to operate our business or the inability to attract additional personnel could adversely affect our results of operations.

We believe that our future success will depend in part on our ability to attract and retain highly qualified technical, management and other personnel. Following consummation of the reorganization, we have hired additional employees to fulfill the services previously provided by US Unwired pursuant to the management agreement. We may not be successful in retaining key personnel or in attracting and retaining other highly qualified technical, management and other personnel. In addition, our history of an inability to meet our obligations and the related filing of the bankruptcy petition may limit our ability to attract and retain the qualified technical, management and other personnel that will be needed to successfully operate our business. Any inability to retain or attract qualified management and other personnel could adversely affect our business.

Following the reorganization, we continue to be dependent on US Unwired for a number of important management functions. The inability of US Unwired to provide services under the management agreement prior to our own implementation of these functions could have a material adverse effect on our operations.

Upon consummation of the reorganization, we terminated our management agreement with US Unwired, following which we will continue to receive services under the management agreement during a four-month transition period, ending on June 9, 2005. Thereafter, we will be required to implement systems and support functions to perform these services internally or enter into agreement with others to provide these services for us. Some of the services and support functions provided by US Unwired are critical to our ability to manage our business. For example, we rely on US Unwired to perform important accounting and financial information services for us. If US Unwired were to fail to continue to provide services prior to the completion of this transition period or if we are unable to implement alternative arrangements within the four-month transition period, we would lack key management services related to the operation of our business. This could disrupt our business and have a material adverse effect on our financial condition and results of operation.

We have no recent history of operating as a separate company, and we may be unable to make, or may incur significant costs in making, the changes necessary to operate as a separate company.

In order to replace the management services currently provided to us by US Unwired, we have hired new management, and we will need to implement systems and support functions to perform these services internally or enter into agreements with others to provide these services prior to the expiration of the management agreement transition period. Our compensation expense and the costs to implement these systems and support functions or to acquire these services from others may be more costly than the fees we currently pay for services provided by US Unwired, including as a result of any higher than expected start-up costs associated with the implementation of these systems. Even if we build the systems and support functions to perform these services internally prior to the expiration of the management agreement transition period, our implementation of the new systems and support functions or the transition of data from the US Unwired systems to our systems may face disruptions and may not be effective, which could adversely affect management's ability to operate our business.

A portion of our new subscriber additions has been through a pre-pay program, which has been provided and managed by US Unwired. Following consummation of our reorganization, we no longer offer the US Unwired pre-pay program.

For the twelve-month period ended December 31, 2004, approximately 15% of our gross subscriber additions were added under a pre-pay program that has been provided and managed by US

Unwired. This program, known as Chat Pak, is a US Unwired product and not a Sprint PCS product. As a result of our reorganization, we no longer wish to market this plan in our territory. We are currently working with US Unwired to transition our current pre-pay subscribers to other Sprint PCS product offerings. We may not be successful in transitioning these subscribers to other Sprint PCS product offerings. Our inability to transition these subscribers, the expense of developing a new program and/or inability to offer an alternative pre-pay program in the markets we serve could result in increased churn, reduced revenues or reduced profits.

We obtain most of our network equipment from a single supplier. This equipment is not interchangeable, and we would be materially adversely affected if we could not obtain this network equipment timely or at all.

Our PCS network equipment is supplied solely by Lucent Technologies Inc. If additional equipment is needed for expansion or repair of a network, it must come from Lucent in order to be compatible with our existing network equipment. If Lucent were to cease or delay supplying equipment, we would be prevented or delayed in expanding or repairing our network. Any inability to expand or repair our network could have a material adverse effect on us.

Our service area may be threatened by bad weather and other catastrophic events which could cause interruptions in service resulting in reduced revenues and increased expenses.

Our service area is in the Northeast United States and could be impacted by bad weather, such as severe winter storms and excessive rain. We may face service interruptions for indefinite periods if severe weather or another catastrophic event such as a blackout or a terrorist attack strikes one or more of our service areas, resulting in reduced revenues and increased expenses.

Risks Related to our Relationship with Sprint PCS

We will not be able to operate our business if Sprint PCS terminates our affiliation agreements.

Our relationship with Sprint PCS is governed by our affiliation agreements with it. As we do not own any licenses to operate a wireless network, our business depends on the continued effectiveness of these affiliation agreements. Sprint PCS may be able to terminate our affiliation agreements with it if we materially breach the terms of the agreements. These terms include operational and network requirements that are extremely technical and detailed and apply to each retail store, cell site and switch site that we operate. Many of these operational and network requirements can be changed by Sprint PCS, in certain cases with little notice. As a result, we may not always be in compliance with all requirements of our affiliation agreements with Sprint PCS. Sprint PCS conducts periodic audits of compliance with various aspects of its program guidelines and identifies issues it believes need to be addressed. There may be substantial costs associated with remedying any noncompliance, and such costs may adversely affect our operating results and cash flows. If Sprint PCS terminates or fails to renew our affiliation agreements or fails to perform its obligations under those agreements, our ability to conduct our business would be severely restricted.

If we materially breach our affiliation agreements with Sprint PCS, Sprint PCS may have the right to purchase our operating assets at a discount to market value.

Our affiliation agreements with Sprint PCS require that we provide network coverage to a minimum network coverage area within specified time frames and that we meet and maintain Sprint PCS's technical, customer service and other program requirements. A failure by us to meet Sprint PCS's technical, customer service or other program requirements contained in the affiliation agreements, among other things, would constitute a material breach of the agreements, which could lead to their termination by Sprint PCS. Our affiliation agreements with Sprint PCS provide that upon the occurrence of an event of termination caused by our breach of such agreements, Sprint PCS has the right to, among other things, purchase our operating assets without stockholder approval and for a price equal to 72% of our entire business value, as determined in accordance with the affiliation agreements.

Sprint may make business decisions that are not in our best interests, which may adversely affect our relationships with subscribers in our territory, increase our expenses or decrease our revenues.

Under our affiliation agreements with Sprint PCS, Sprint PCS has a substantial amount of control over the conduct of our business. Accordingly, Sprint PCS has made and, in the future may make, decisions that adversely affect our business, such as the following:

•	Sprint PCS, subject to limitations in our agreements with them, could price its national plans based on its own objectives and could set price levels or other terms that may not be economically viable for our business;

•	Sprint PCS, subject to limitations in our agreements with them, could develop products and services, such as a one-rate plan where subscribers are not required to pay roaming charges on its PCS-to-PCS plan, or establish credit policies, such as the no-deposit account spending limit program, which we refer to as the NDASL program, in which the deposit requirement is waived, which could adversely affect our results of operations;

•	we have the exclusive right to offer Sprint PCS services to our subscribers and other users in our territory, and Sprint may develop technology that would permit its subscribers to access its services on different frequency bands without utilizing our network;

•	on December 31, 2006, certain provisions of the amendments to our agreements with Sprint expire, and Sprint, subject to limitations in our agreements with them, could then raise the costs to perform certain back-office services, reduce levels of services, or otherwise seek to increase expenses and other amounts charged to us;

•	Sprint may elect with little or no notification to change its financial reporting, billing or inventory software systems or change third-party service providers which may adversely affect our ability to determine or report our operating results, adversely affect our ability to obtain handsets or adversely affect our subscriber relationships;

•	Sprint, subject to limitations in our agreements with them, could limit our ability to develop local and other promotional plans to enable us to attract sufficient subscribers;

•	Sprint, subject to limitations under our agreements with them, could alter its network and technical requirements;

•	Sprint's introduction of payment methods that do not have adequate controls or limitations could result in fraudulent payments to subscriber accounts, which could have a material adverse impact on our results of operations and financial condition;

•	Sprint could make decisions which could adversely affect the Sprint brand name, products or services;

•	Sprint could decide not to renew the Sprint agreements or to no longer perform its obligations, which would severely restrict our ability to conduct business;

•	Sprint may unexpectedly implement new pass-through fees or other expenses that they deem to be permitted under the simplified pricing arranged by the amendments to our affiliation agreements with Sprint; and

•	in order to compete with other cellular service providers, such as Verizon, Sprint may decide to combine billing of landline telecommunications services with PCS services, under which, pursuant to federal regulations, any payments received for both landline and PCS services would be credited first to the landline service provided by Sprint before any amounts could be credited to the PCS services that we provide.

Recently, Sprint has changed how it aligns its resources in order to focus on two market segments: businesses and consumers. This represents a shift away from the current organizational focus on asset groups and products: local telecommunications, global wireline voice and data services and wireless. This initiative is often referred to as One Sprint-Many Solutions. This realignment was designed to facilitate Sprint's cross-selling and bundling of products across these product lines. This shift could:

•	divert marketing, advertising and internal Sprint resources once dedicated to wireless to bundled or non-PCS Sprint products and services;

•	increase the risk that Sprint will design wireless products and services in a manner that is not profitable for us; and

•	reduce the significance of Sprint's wireless network partners, including us.

•	The occurrence of any of the foregoing could adversely affect our relationship with subscribers in our territories, increase our expenses or decrease our revenues and have a material adverse effect on our liquidity, financial condition and results of operation.

Furthermore, Sprint has announced that it plans to deploy Evolution-Data Only technology, which we refer to as EV-DO, in certain of its markets, and Sprint, subject to limitations in our agreements with them, could require us to implement EV-DO in our network faster than we currently anticipate and at costs higher than we have currently allocated.

Additionally, Sprint has entered into mobile virtual network operator, or MVNO, arrangements with Virgin Mobile USA, Qwest Communications and others. In these arrangements, Sprint wholesales airtime to its MVNO partner, which in turn markets retail service under its own brand and pricing. Under the amendments to our affiliation agreements with Sprint, we are required to participate in resale arrangements entered into by Sprint, subject to certain limitations. We may enjoy an increase in traffic as a result of these MVNO relationships, but the rates paid to us, and the margins earned on this traffic, may not be as favorable to us as would be the case if Sprint were selling on a retail rather than on a wholesale basis.

Certain provisions of our affiliation agreements with Sprint PCS may diminish our value and restrict the sale of our business.

Under specific circumstances and without stockholder approval, Sprint PCS may purchase our operating assets or capital stock at a discount. Sprint PCS also has a right of first refusal if we decide to sell our operating assets to a third-party. We are also subject to a number of restrictions on the transfer of our business, including a prohibition on the sale of our operating assets to competitors of Sprint PCS. These restrictions and the other restrictions contained in our affiliation agreements with Sprint PCS restrict our ability to sell our business, may reduce the value a buyer would be willing to pay for our business, and thus may reduce our entire business value.

The announced merger with Nextel or an alternative transaction involving Sprint PCS could have an adverse impact on our relationship with Sprint PCS and our business.

Our business is substantially dependent on our ability to provide Sprint PCS products and services in our service area. On December 15, 2004, Sprint announced that it had agreed to merge with Nextel Communications, Inc., subject to obtaining all necessary approvals. The announcement and closing of the Sprint/Nextel merger, or the announcement and closing of any other business combination involving Sprint, may give rise to a negative reaction by our customers, which may have an adverse effect on our revenues. Any diminution in brand recognition or loyalty as a result of the pending Sprint/Nextel merger, or any other business combination involving Sprint, could also cause a decrease in our revenues and we may incur significant costs associated with minimizing any such negative reaction or customer confusion. In the event that the Sprint/Nextel merger, or any other business combination involving Sprint, is consummated, we may also incur significant costs associated with integrating Sprint's merger partner onto our network. In addition, the proposed Sprint/Nextel merger, or any other such business combination involving Sprint, imposes a degree of uncertainty on the future of our business and operations insofar as it may lead to a change in Sprint PCS' affiliate strategy. The Sprint/Nextel merger or any other business combination involving Sprint may impact our relationship and/or management agreement with Sprint PCS. We are currently reviewing our management agreement and considering the potential impact(s) of the proposed Sprint/Nextel merger on our agreement and our overall relationship with Sprint PCS, but we cannot predict the outcome for IWO at this time or the impact of the merger on our business, operations or financial condition. Any of these potential risks, individually or cumulatively, may have an adverse effect on us and our business.

If Sprint PCS does not maintain control over its licensed spectrum, our affiliation agreements with Sprint PCS may be terminated.

Sprint PCS, not us, owns the licenses necessary to provide wireless services in our territory. The FCC requires that licensees like Sprint PCS maintain control of their licensed systems and not delegate control to third-party operators or managers without the FCC's consent. Our affiliation agreements with Sprint PCS reflect an arrangement that the parties believe meets the FCC requirements for licensee control of licensed spectrum. However, if the FCC were to determine that any of our affiliation agreements with Sprint PCS need to be modified to increase the level of licensee control, we have agreed with Sprint PCS to use our best efforts to modify the agreements to comply with applicable law. If we cannot agree with Sprint PCS to modify the agreements, those agreements may be terminated. If the agreements are terminated, we would no longer be a part of the Sprint PCS network and we would not be able to conduct our business.

The FCC may fail to renew the Sprint PCS wireless licenses under certain circumstances, which would prevent us from providing wireless services.

Sprint PCS's wireless licenses are subject to renewal and revocation by the FCC. The Sprint PCS wireless licenses in our territory will expire in June 23, 2005 but may be renewed for additional ten-year terms. The FCC has adopted specific standards that apply to wireless personal communications services license renewals. Any failure by Sprint PCS or us to comply with these standards could result in the non-renewal of the Sprint PCS licenses for our territory. Additionally, if Sprint PCS does not demonstrate to the FCC that Sprint PCS has met the construction requirements for each of its wireless personal communications services licenses, it can lose those licenses. If Sprint PCS loses its licenses in our territory for any reason, we and our subsidiaries would not be able to provide wireless services without obtaining rights to other licenses. If Sprint PCS loses its licenses in another territory, Sprint PCS or the applicable PCS Affiliate of Sprint would not be able to provide wireless services without obtaining rights to other licenses and our ability to offer nationwide calling plans would be diminished and potentially more costly.

Our ability to fulfill our obligations under our affiliation agreements with Sprint PCS will depend on our ability to timely construct and operate 103 additional cell sites.

Our affiliation agreements with Sprint PCS require us to construct and operate 103 additional cell sites, including 37 cell sites completed in 2004, in our territory by 2008. The total estimated cost for these 103 cell sites is approximately $25.2 million. Our ability to construct these new cell sites could be affected by a number of factors beyond our control, including:

•	zoning and local permitting requirements and national regulatory approvals, including requirements of FCC and FAA regulations;

•	availability of construction equipment and skilled construction personnel; and

•	adverse weather conditions.

In addition, as the concern over cell tower proliferation has grown in recent years, certain communities have placed restrictions on new tower construction or have delayed granting permits required for construction. The barriers to new construction may prevent us from constructing the cell sites in the required locations and we may not be able to complete construction of the required number of sites within the timetable provided under our affiliation agreements. If we are unable to construct these new cell sites by the deadline, we could be in breach of the affiliation agreements. See "—We will not be able to operate our business if Sprint PCS terminates our affiliation agreements" and "—If we materially breach our affiliation agreements with Sprint PCS, Sprint PCS may have the right to purchase our operating assets at a discount to market value."

Certain wireless providers are seeking to change the standards controlling the types of wireless handsets that operate on their networks which may limit our ability to provide our subscribers with service in areas not covered by Sprint's PCS network.

We rely on Sprint PCS's roaming agreements with its competitors to provide automatic roaming capabilities to our subscribers in many of the areas of the United States not covered by Sprint's PCS network. Competitors may be able to offer coverage in areas not served by Sprint's PCS network or may be able to offer roaming rates that are lower than those offered by Sprint PCS. Certain competitors have sought to reduce or eliminate the use of the Advanced Mobile Phone Service, or AMPS, air interface on their networks. AMPS is an important air interface on which Sprint PCS's subscribers roam. Further, on September 24, 2002, the FCC modified its rules to eliminate, after a five–year transition period, the requirement that carriers provide analog service compatible with AMPS specifications. If AMPS is eliminated and our subscribers do not have wireless handsets that are compatible with our competitors' air interface, then these subscribers will not be able to roam on our competitors' networks, which could lead to customer dissatisfaction and increased churn.

We rely on Sprint PCS for a substantial amount of our financial information. If that information is not accurate, our ability to accurately report our financial data could be adversely affected, and the investment community could lose confidence in us.

Under our affiliation agreements, Sprint PCS performs our billing, customer care and collections, national network systems support, inventory logistics, long distance transport and national third-party sales support. The data provided by Sprint PCS related to the functions they perform for us is the primary source for our service revenue information and for a significant portion of our cost of service and roaming, and selling and marketing expenses information included in our statement of operations. We use this data to record our financial results and prepare our financial statements. If we later find errors in that data provided to us, we may be required to restate our financial statements. If that occurs as to us or any other PCS Affiliate of Sprint, investors and securities analysts may lose confidence in us which could adversely affect the value of an investment in our company.

Problems with Sprint PCS's internal support systems could lead to customer dissatisfaction or increase our costs.

We rely on Sprint PCS's internal support systems, including customer care, billing and back-office support. Sprint PCS has entered into business process outsourcing agreements with third parties to provide these services. There can be no assurance that Sprint PCS will be able to successfully add system capacity, that its internal support systems will be adequate or that third parties that Sprint PCS has contracted with can perform their obligations. Problems with Sprint PCS's internal support systems could cause:

•	delays or problems in our operations or services;

•	delays or difficulty in gaining access to subscriber and financial information;

•	a loss of subscribers; and

•	an increase in the costs of customer care, billing and back-office services.

Should Sprint PCS fail to deliver timely and accurate information, this may lead to adverse short-term decisions and inaccurate assumptions in our business plan. It could also adversely affect our cash flows, because Sprint PCS collects our receivables and remits to us a net amount that is based on the financial information it produces for us.

Our costs for internal support systems may increase if Sprint PCS terminates all or part of our service agreements with it.

We incur costs for the services provided under our affiliation agreements with Sprint PCS relating to billing, customer care and other back-office functions. Because we incur the majority of these costs on a per-subscriber basis, we expect the aggregate cost for such services to increase as the number of our subscribers increases. Sprint PCS may terminate any service provided under such agreements upon nine months' prior written notice, but if we desire to continue receiving such service, Sprint PCS has agreed that it will assist us in developing that function internally or locating a third-party vendor that will provide that service. We do not currently have a contingency plan if Sprint PCS terminates a service we currently receive from it. If Sprint PCS terminates a service for which we have not developed or are unable to develop a cost-effective alternative, our operating costs may increase beyond our expectations and our operations may be interrupted or restricted.

Our dependence on Sprint PCS for services may limit our ability to reduce costs, which could materially adversely affect our financial condition and results of operation.

For the year ended December 31, 2004, approximately 65% of cost of services in our financial statements relate to charges from or through Sprint PCS. As a result, a substantial portion of our cost of services is outside our control. While Sprint PCS has agreed to charge us certain specified rates for roaming and service until December 31, 2006, thereafter these costs could increase significantly. Furthermore, our ability to replace Sprint with lower cost providers may be limited.

If Sprint's business plan does not succeed, our business may not succeed.

As a network partner of Sprint, we have the right to provide PCS products and services under the Sprint brand names in our territory. In addition, we feature exclusively and prominently the nationally recognized Sprint brand in our marketing effort. Consequently, our business and results of operations depend on the continued recognition of the Sprint brand name and success of Sprint's business. If Sprint's business plan does not succeed, or if Sprint has a significant disruption to its business plan or network, fails to operate its business in an efficient manner, or suffers a weakening of its brand name or erosion of its customer base, our operations and profitability would likely be negatively impacted.

If Sprint were to file for bankruptcy, Sprint may be able to reject its agreements with us under Section 365 of the Bankruptcy Code. The agreements provide us remedies, including purchase and put rights, though we cannot predict if or to what extent our remedies would be enforceable.

If we lose our right to use the Sprint brand and logo under its trademark and service mark license agreements, we would lose the advantages associated with marketing efforts conducted by Sprint.

The Sprint brand and logo are highly recognizable. If we lose the rights to use this brand and logo or the value of the brand and logo decreases, customers may not recognize our brand readily and we may have to spend significantly more money on advertising to create brand recognition.

We may have difficulty in obtaining an adequate supply of certain handsets from Sprint PCS, which could adversely affect our results of operations.

We depend on our relationship with Sprint PCS to obtain handsets and other wireless devices. Sprint PCS orders handsets and other wireless devices from various manufacturers. We could have difficulty obtaining specific types of handsets in a timely manner if:

•	Sprint PCS does not adequately project the need for handsets for itself, its PCS Affiliates and its other third-party distribution channels, particularly in transition to new technologies, such as third-generation, or 3G, technology;

•	Sprint PCS gives preference to other distribution channels;

•	we do not adequately project our need for handsets or other wireless devices;

•	Sprint PCS modifies its handset logistics and delivery plan in a manner that restricts or delays our access to handsets; or

•	there is an adverse development in the relationship between Sprint PCS and its suppliers or vendors. For example, if other participants in the wireless telecommunications market consolidate, the resulting company may accumulate sufficient power so as to disturb the balance of power among handset purchasers, reducing Sprint PCS's ability to obtain competitive agreements with handset manufacturers.

The occurrence of any of these could disrupt our customer service and/or result in a decrease in our subscribers, which could adversely affect our results of operations.

If Sprint PCS decides to terminate its contracts with national retailers through whom we sell our products, our revenues would be materially and adversely impacted.

We rely on Sprint PCS to negotiate contracts with national retailers such as Radio Shack and Best Buy who market and distribute our products. Sprint PCS currently does not allow us to enter into contracts with those retailers directly. National retailers who have contracted with Sprint PCS accounted for 29% of our total gross subscriber additions for the year ended December 31, 2004. If Sprint PCS decides to terminate its contracts with such vendors and refuses to allow us to deal with them directly, or if Sprint changes the terms of those agreements, our revenues could be materially adversely affected.

Risks Related to the Wireless Telecommunications Industry

We may experience a high rate of subscriber churn, which would adversely affect our financial performance.

Significant competition in our industry and general economic conditions may cause our future churn rate to be higher than our historical rate. Factors that may contribute to higher churn include:

•	inability or unwillingness of subscribers to pay, resulting in involuntary deactivations, which accounted for approximately 37% of our subscriber deactivations in the year ended December 31, 2004;

•	subscriber mix and credit class, particularly sub-prime post-pay and pre-pay subscribers, which accounted for over 41% of our gross subscriber additions for the year ended December 31, 2004 and for approximately 26% of our subscriber base as of December 31, 2004;

•	attractiveness of our competitors' products, services and pricing;

•	network performance and coverage, or perception thereof, relative to our competitors;

•	customer service;

•	levels of subsidies relating to handset upgrades or the array of handset choices relative to competitors;

•	any increased prices for services in the future; and

•	any future changes by us in the products and services we offer or in the terms under which we offer our products or services, especially to sub-prime credit subscribers.

A high rate of subscriber churn could adversely affect our competitive position, liquidity, financial position, results of operations and our costs of, or losses incurred in, obtaining new subscribers, especially because we subsidize most of the costs of initial purchases of handsets by subscribers.

Wireless local number portability requirements may increase churn, lower revenues and result in higher subscriber acquisition and retention costs.

Since November 24, 2003, all CMRS providers, including us, are required to allow customers in the 100 largest metropolitan statistical areas to retain their existing telephone numbers when switching from one telecommunications carrier to another. These rules are generally referred to as a wireless local number portability, or WLNP. As of May 24, 2004, FCC regulations require that CMRS providers must have implemented WLNP outside the 100 largest metropolitan statistical areas in the United States as well. In the future, WLNP could lead to increased churn as our customers switch carriers, which in turn could lead to lower revenues and increased subscriber acquisition and retention costs.

The FCC may amend its interconnection compensation regulations in a manner that would increase our expenses and/or reduce our revenues.

On March 3, 2005, the FCC released a Further Notice of Proposed Rulemaking in its efforts to reform the intercarrier compensation regulatory scheme. The results of this rulemaking may increase the amount we will have to pay Incumbent Local Exchange Carriers to terminate our customers' wireless calls on the carrier's network. The resulting regulations may also decrease the amount we receive from Local Exchange Carriers when a call is terminated on our network.

Regulation by government and taxing agencies may increase our costs of providing service or require us to change our services, either of which could impair our financial performance.

Our operations and those of Sprint PCS are subject to varying degrees of regulation by the FCC, the Federal Trade Commission, the Federal Aviation Administration, the Environmental Protection Agency, the Occupational Safety and Health Administration, state and local regulatory agencies, and legislative bodies. Adverse laws, regulations or decisions by these bodies could negatively impact our operations and our costs of doing business as may the imposition of fines or penalties arising from a failure to comply with applicable laws, regulations or decisions. Furthermore, these laws and regulations may change in the future resulting in a greater impact to our costs. For example, regulatory mandates pertaining to the provision of enhanced emergency 911, or E-911, services by wireless carriers, compliance with the Communications Assistance for Law Enforcement Act, or CALEA, the meeting of telephone number pooling and porting requirements, compliance with microwave relocation requirements, satisfying universal service standards and contributing to the universal service fund, the protection of subscriber privacy, the provision of services to the hearing impaired, disclosures made to customers regarding their billing statements ("truth in billing") and the satisfaction of environmental and safety standards, have imposed, and will continue to impose, substantial costs on our industry. Because the fixed component of costs incurred to meet some of these mandates can be relatively high, smaller carriers such as us can be competitively disadvantaged by these mandates.

Moreover, changes in tax laws or the interpretation of existing tax laws by state and local authorities could subject us to increased income, sales, gross receipts or other tax costs or require us to alter the structure of our current relationship with Sprint.

Concerns over health risks and safety posed by the use of wireless handsets may reduce consumer demand for our services.

Media reports have suggested that radio frequency emissions from wireless handsets may:

•	be linked to various health problems resulting from continued or excessive use, including cancer;

•	interfere with various electronic medical devices, including hearing aids and pacemakers; and

•	cause explosions if used while fueling an automobile.

Widespread concerns over radio frequency emissions may expose us to potential litigation, discourage the use of wireless handsets or result in additional regulation imposing restrictions or increasing requirements on the location and operation of cell sites or the use or design of wireless handsets. Any resulting decrease in demand for these services or increase in the cost of complying with additional regulations could impair our ability to profitably operate our business.

Due to safety concerns, some state and local legislatures have passed or are considering legislation restricting the use of wireless telephones while driving automobiles. Concerns over safety risks and the effect of future legislation, if adopted in the areas we serve, could limit our ability to market and sell our wireless services. In addition, it may discourage use of our wireless devices and decrease our revenues from subscribers who now use their wireless telephones while driving. Further, litigation relating to accidents, deaths or serious bodily injuries allegedly incurred as a result of wireless telephone use while driving could result in damage awards, adverse publicity and further governmental regulation. Any or all of these results could have a material adverse effect on our results of operations and financial condition.

Significant competition in the wireless telecommunications industry may result in our competitors offering new services or lower prices, which could prevent us from operating profitably and may cause prices for our services to continue to decline in the future.

Competition in the wireless telecommunications industry is intense. Competition has caused, and we anticipate that competition will continue to cause, the market prices for two-way wireless products and services to decline. Our ability to compete will depend, in part, on our ability to anticipate and respond to various competitive factors affecting the wireless telecommunications industry. While we try to maintain and increase our ARPU, we cannot assure you that we will be able to do so. If prices for our services continue to decline, it could adversely affect our ability to increase revenue, which would have a material adverse effect on our financial condition, our results of operations and our ability to repay our notes. In addition, the viability of our business depends upon, among other things, our ability to compete with other wireless providers on reliability, quality of service, availability of voice and data features and customer care. In addition, the pricing of our services may be affected by competition, including the entry of new service providers into our markets. Furthermore, there has been a recent trend in the wireless telecommunications industry toward consolidation of wireless service providers, which we expect to lead to larger competitors over time.

Our dependence on Sprint PCS to market or develop competitive products and services and the requirement that we obtain Sprint PCS's consent to sell non-Sprint approved equipment may limit our ability to keep pace with our competitors on the introduction of new products, services and equipment. Some of our competitors are larger than us, possess greater resources and more extensive coverage areas, and may market other services, such as landline telephone service, cable television and Internet access, along with their wireless communications services. In addition, we may be at a competitive disadvantage because we may be more highly leveraged than some of our competitors.

We also face competition from paging, dispatch and conventional mobile radio operations, enhanced specialized mobile radio, or ESMR, wireless voice-over-IP and mobile satellite services. In addition, future FCC regulation or Congressional legislation may create additional spectrum allocations that would have the effect of adding new entrants (and thus additional competitors) into the mobile telecommunications market.

If the demand for wireless data services does not grow, or if we or Sprint PCS fail to capitalize on such demand, it could have an adverse effect on our growth potential.

Sprint PCS and its network partners, including us, have committed significant resources to wireless data services and our business plan assumes increasing use of such services by our subscribers. That demand may not materialize. Even if such demand does develop, our ability to deploy and deliver wireless data services depends, in many instances, on new and unproven technology. We may not be able to obtain new technology to effectively and economically deliver these services.

The success of wireless data services is substantially dependent on the ability of Sprint PCS and others to develop applications for wireless data devices and to develop and manufacture devices that support wireless applications. These applications or devices may not be developed or developed in sufficient quantities to support the deployment of wireless data services. These services may not be widely introduced and fully implemented at all or in a timely fashion. These services may not be successful when they are in place, and customers may not purchase the services offered.

Consumer needs for wireless data and voice services may be met by technologies such as Wi-Fi, which does not rely on FCC regulated spectrum. The lack of standardization across wireless data handsets may contribute to customer confusion, which could slow acceptance of wireless data services, or increase customer care costs. Either could adversely affect our ability to provide these services profitably. If these services are not successful or costs associated with implementation and completion of the rollout of these services materially exceed our current estimates, our financial condition and prospects could be materially adversely affected.

Market saturation could limit or decrease our rate of new subscriber additions and increase costs to keep our current subscribers.

To the extent intense competition in the wireless telecommunications industry continues to cause prices for wireless products and services to decline, our rate of net subscriber additions will take on greater significance in improving our financial condition and results of operations. However, as our and our competitors' penetration rates in our markets increase over time, our rate of adding net subscribers could decrease further. In addition, we may incur additional costs through equipment upgrades and other retention costs to keep our current subscribers from switching to our competitors. These events could materially adversely affect our liquidity, financial condition and results of operations.

Other Risks

The terms of our indebtedness place restrictions on us and our subsidiaries, which may limit our operating flexibility.

The indentures that govern our notes impose material operating and financial restrictions on us and our subsidiaries. These restrictions limit our ability and the ability of our subsidiaries to, among other things:

•	incur additional debt or, in the case of our restricted subsidiaries, issue capital stock to a third-party;

•	pay dividends, redeem capital stock or make other restricted payments or investments;

•	create liens on assets;

•	merge, consolidate or dispose of assets;

•	enter into transactions with affiliates;

•	place restrictions on the ability of our restricted subsidiaries to pay dividends or make other payments to us; and

•	change lines of business.

These restrictions could limit our ability to obtain debt financing, repurchase stock, refinance or pay principal or interest on our outstanding debt, complete acquisitions for cash or debt or react to changes in our operating environment. Any future debt that we incur may contain similar or more restrictive covenants.

A single investment advisor has voting power over nearly 50% of our common stock. That investment advisor may use its voting power to influence our board of directors, management and business plan, and the interests of that investment advisor may conflict with the interests of our other securityholders.

Accounts managed by AIG Global Investment Corp. ("AIGIC") have voting power over nearly 50% of the outstanding shares of our common stock, and Ryan L. Langdon, one of our directors, is an employee of AIGIC. See "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters." Accordingly, AIGIC can use its voting power to influence the outcomes of the elections of members of our board of directors and the outcome of corporate actions requiring stockholder approval, including mergers, consolidations and the sale of all or substantially all of our assets. AIGIC also may influence our management, policies and financing decisions. The interests of AIGIC could conflict with those of our other stockholders. In addition, AIGIC and its affiliates may own interests in businesses that compete with ours.

We are a holding company and conduct all of our operations through our subsidiaries.

We are a holding company that derives all of our operating income from our subsidiaries. We are dependent on the earnings and cash flows of our subsidiaries to meet our obligations with respect to our notes. The terms of future indebtedness of our subsidiaries and the laws of the jurisdictions under which those subsidiaries are organized may limit the payment of dividends and other distributions to us.

Item 2.    Properties

We own property that houses two of our switching centers in Albany, New York. We lease or license property in a number of locations, primarily for administrative office space, retail outlets, cell sites and a third switching center. We lease approximately 30,000 square feet for our headquarters in Albany, New York. This lease expires on October 14, 2006. As of December 31, 2004, we had 721 PCS cell sites, of which approximately 96% were co-locations and 4% were owned.

Item 3.    Legal Proceedings

For a description of the consummation of our Plan of Reorganization, please see "Item 1. Business—Plan of Reorganization."

From time to time, we are involved in various legal proceedings relating to claims arising in the ordinary course of business. We are not currently a party to any such legal proceedings, the adverse outcome of which, individually or in the aggregate, is expected to have a material adverse effect on our business, financial condition or results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders

We solicited votes for the acceptance or rejection of our Plan of Reorganization under chapter 11 of the Bankruptcy Code during the period commencing on or about December 1, 2004, and continuing through December 29, 2004. In accordance with the provisions of the Bankruptcy Code and our Plan of Reorganization, votes were solicited from beneficial holders of the following classes of claims and equity interests in the Company: Class 4—Senior Note Claims, held by holders of our 14% Senior Notes due January 15, 2011. Set forth below is a tabulation of the votes:

	Amount Accepting (% of Amount Voted)	Amount Rejecting (% of Amount Voted)	Number Accepting (% of Amount Voted)	Number Rejecting (% of Amount Voted)
Class 4(1)	$142,319,000	$1,150,000	22	4
	(99.20)%	(0.80)%	(84.62)%	(15.38)%

(1)	Under the Plan of Reorganization, Class 1 (Priority Non–Tax Claims), Class 2 (Secured Credit Agreement Claims), Class 3 (Other Secured Claims) and Class 5 (General Unsecured Claims) were unimpaired and were conclusively presumed to have accepted the Plan of Reorganization. Class 6 (Old Common Stock Interests), consisting of the equity interest of U.S. Unwired in us, did not receive any distribution under the Plan of Reorganization on account of such equity interest and were, therefore, conclusively presumed to have rejected the Plan of Reorganization.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Prices

On February 25, 2005, our common stock began trading on the Pink Sheets.

The following table sets forth on a per share basis the high and low sales for consolidated trading in our common stock as reported on the Pink Sheets, through March 25, 2005.

	Common Stock
	High	Low
2005
First quarter (from February 25, 2005 through March 25, 2005)	$33.00	$28.50

As of March 25, 2005, there were approximately 10 holders of record of our common stock, including record holders on behalf of an indeterminate number of beneficial owners.

Dividend Policy

Since we emerged from bankruptcy on February 10, 2005, we have never declared or paid any cash dividends on our common stock. In the immediate future, we do not anticipate paying any cash dividends on our common stock. In addition, the indentures governing our outstanding notes provide certain restrictions on our ability to pay dividends. Any future determination to pay dividends will be at the discretion of our Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects and other factors that our Board of Directors considers relevant. Furthermore, as a holding company, we depend on the cash flow of our subsidiaries.

Item 6.	Selected Financial Data

The following selected financial data are derived from the consolidated financial statements of IWO Holdings, Inc. and subsidiaries. The data should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.

	Year Ended December 31, 2004	Year ended December 31, 2003(1)(3)	For the Period April 1, 2002 through December 31, 2002(1)(2)	For the Period January 1, 2002 through March 31, 2002(1)(2)	Year ended December 31, 2001	Year ended December 31, 2000
		(Restated)	(Restated)
	(In thousands)
Statement of Operation Data:
Revenues	$187,253	$171,849	$124,896	$35,536	$111,324	$59,313
Cost of services and merchandise sold	116,572	116,757	97,433	22,109	79,523	43,165
Other operating expenses	86,184	111,837	83,499	33,615	86,766	58,196
Impairment of goodwill (4)	—	—	214,191	—	—	—
Impairment of intangible assets (4)	—	—	188,330	—	—	—
Operating loss	$(15,503)	$(56,745)	$(458,557)	$(20,188)	$(54,965)	$(42,048)
Loss from continuing operations	$(54,814)	$(96,957)	$(484,708)	$(26,836)	$(76,941)	$(50,080)

	As of December 31,
	2004	2003(1)	2002(1)(2)	2001	2000
		(Restated)	(Restated)
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$33,840	$32,337	$35,008	$3,394	$36,313
Investments securities held to maturity at amortized costs	—	—	—	73,680	—
Restricted cash and US Treasury securities held to maturity	80	19,358	41,218	61,719	8,000
Property and equipment, net	150,796	165,511	189,649	176,226	102,564
Total assets	236,178	276,991	360,196	412,927	232,699
Long-term debt, including current maturities	355,275	351,697	350,207	297,407	80,000
Total liabilities	426,207	412,206	398,454	357,134	108,859
Redeemable common stock	—	—	—	—	346
Stockholders' equity (deficit)	(190,029)	(135,215)	(38,258)	55,793	123,494

(1)	As discussed in "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 1 to the Consolidated Financial Statements, certain restatements were made to amounts reported as cost of service, sales and marketing and general and administrative in our historical consolidated financial statements from April 1, 2002 through September 30, 2004. The restatements increased our total operating expenses by approximately $1.4 million and $3.2 million for the years ended December 31, 2003 and the nine-month period ended December 31, 2002, respectively. Total liabilities and stockholders' equity as of December 31, 2003 and 2002 have also been restated to reflect the impact of such adjustments.

Total liabilities increased by approximately $4.2 million and $3.0 million, respectively. Our accumulated deficit increased by approximately $4.6 million and $3.2 million as of December 31, 2003 and 2002, respectively.

(2)	On April 1, 2002 US Unwired acquired 100% of the outstanding common stock of the Company.

(3)	Other operating expenses includes an asset abandonment charge of $12.1 million for the cell sites and the related property leases of these abandoned cell sites.

(4)	In 2002, the Company recognized an impairment of goodwill and intangible assets as a result of its impairment testing of IWO in compliance with SFAS No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 144, "Accounting for the Disposal of Long-Lived Assets." For a detailed discussion on this topic, please see Note 3 to our accompanying consolidated financial statements.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with "Selected Financial Data," "Risk Factors" and our consolidated financial statements included elsewhere in this report. Some of the statements in the following discussion are forward-looking statements. See "Cautionary Note Regarding Forward-Looking Statements."

Executive Overview

We are a PCS affiliate of Sprint PCS, the personal communications services division of Sprint Corporation. We have the exclusive right to provide digital wireless personal communications services, or PCS, under the Sprint PCS brand names in a territory that includes a total population, or POPs, of approximately 6.3 million as of December 31, 2004. Our territory covers upstate New York, including the markets of Albany, Syracuse and Ithaca, substantially all of New Hampshire and Vermont and portions of Massachusetts and Pennsylvania. Our territory is adjacent to the Sprint PCS markets in New York, Boston, Rochester and Hartford. As a PCS Affiliate of Sprint, we offer national and local calling plans designed by Sprint PCS. We market Sprint PCS products and services through a number of distribution outlets located in our territory, comprised of our own retail outlets, major national distributors, including Radio Shack and Best Buy, and our local third-party distributors. At December 31, 2004, our network covered approximately 4.8 million people in our territory, which we refer to as covered POPs, and we had approximately 237,400 subscribers.

We own and are responsible for building, operating and managing the portion of the Sprint PCS nationwide wireless network located in our territory. Sprint PCS, along with the PCS Affiliates of Sprint, operates the largest 100% digital, nationwide PCS wireless network in the United States. Our portion of the Sprint PCS network is designed to provide a seamless connection with the rest of the nationwide wireless network of Sprint PCS. Like Sprint PCS, we utilize Code Division Multiple Access, or CDMA, technology across our network.

We recognize revenues from our subscribers for the provision of wireless telecommunications services, proceeds from the sales of handsets and accessories through channels controlled by us and fees from Sprint and other wireless service providers and resellers when their customers roam onto our portion of the PCS network of Sprint. Sprint retains 8% of all service revenue collected from our subscribers (not including products sales and roaming charges billed to our subscribers) and all fees collected from other wireless service providers and resellers when their customers use our portion of the PCS network of Sprint. We report the amount retained by Sprint as an operating expense. In addition, Sprint bills our subscribers for taxes, handset insurance, equipment and Universal Service Fund charges and other surcharges which we do not record. Sprint collects these amounts from the subscribers and remits them to the appropriate entity.

As part of our affiliation agreements with Sprint, we have contracted with Sprint to provide back office services such as customer activation, handset logistics, billing, customer care and network monitoring services. We initially elected to delegate the performance of these services to Sprint to take advantage of their economies of scale, to accelerate our build-out and market launches and to lower our initial capital requirements We continue to contract with Sprint for these services today and are obligated to continue using Sprint to provide these services through December 31, 2006. The cost for these services is primarily on a per-subscriber or per-transaction basis and is recorded as an operating expense.

Restatement of Prior Years

We reviewed our accounting practices with respect to lease transactions. As a result of this review and in consultation with the audit committee of our board of directors and our independent registered public accounting firm, Ernst & Young LLP, we determined that it was appropriate to restate our historical consolidated financial statements from April 1, 2002 through September 30, 2004 (see Note 12 to the consolidated financial statements for restated quarterly financial results of operations). Historically, when accounting for operating leases with escalation provisions, we recorded lease expense at the current rate specified in the lease. We re-evaluated our position and determined that our operating lease expense should be recognized on a straight-line basis over the term of the lease (as defined in Statement of Financial Accounting Standards ("SFAS") No. 13, as amended) that is consistent with the depreciable lives of our assets associated with the leased property. The restatement corrects errors relating to the recognition of lease rent expense to recognize expense on a straight-line basis over the initial term of the lease plus any future option renewal periods where there is reasonable assurance at the inception of the lease that the lease will be renewed. The adjustments, as discussed below, relate solely to accounting treatment of these lease payments and do not affect our historical or future cash flows or the timing of payments under the related leases.

As a result of these restatements, certain previously recorded amounts to our historical consolidated statements of operations have been adjusted as follows (in thousands):

Year Ended December 31, 2003	As Originally Reported	Adjustments	As Restated
Cost of services	$102,305	$1,091	$103,396
General and administrative	12,045	—	12,045
Sales and marketing	32,772	174	32,946
Depreciation and amortization	54,635	132	54,767
Total operating expenses	227,197	1,397	228,594
Operating loss	(55,348)	(1,397)	(56,745)
Net loss	(95,560)	(1,397)	(96,957)

Period from April 1, 2002 to December 31, 2002	As Originally Reported	Adjustments	As Restated
Cost of services	$86,404	$2,510	$88,914
General and administrative	7,688	59	7,747
Sales and marketing	30,797	412	31,209
Depreciation and amortization	44,313	230	44,543
Total operating expenses	580,242	3,211	583,453
Operating loss	(455,346)	(3,211)	(458,557)
Net loss	(481,497)	(3,211)	(484,708)

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP"). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, activation fee revenues and related expense, determination of fair value of separate units for the application of Emerging Issues Task Force ("EITF") Issue No. 00-21, revenue recognition of contract cancellation and late fees, inventory reserves, intangible assets and contingencies. We base our estimates on our historical experience, the historical experience of Sprint and the historical experience of other Sprint affiliates and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may vary from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our significant judgments and estimates used in the preparation of our consolidated financial statements.

Reliance on Sprint PCS Processing

We rely on Sprint for much of our financial reporting information including: revenues; commissions paid to national retailers; fees paid for customer care and billing; roaming revenue and roaming expense on the Sprint and Sprint wireless affiliate network; and the maintenance of accounts receivable, including cash collections and the write off of customer balances that are not collectible and the accuracy of our accounts receivable balance. Where uncertainty exists regarding revenues, we do not record these revenues until substantive information has been provided to ensure that such revenues have been earned. Based upon the timing of the information received from Sprint PCS, we make certain assumptions that the information is accurate and that it is consistent with historical trends. We also rely upon the evaluation of internal controls as performed by auditors engaged by Sprint PCS that were performed in accordance with AICPA Statement on Auditing Standards (SAS) No. 70.

Bad Debt Expense

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of subscribers to make payments. If the financial conditions of our subscribers deteriorate, resulting in the subscribers' inability to make payments, additional allowances will be required.

We estimate our allowance by examining the components of our revenue. We establish a general reserve of all accounts receivable that are estimated to be uncollectible. Our evaluation of the adequacy of these amounts includes our own historical experience and discussions with Sprint and other Sprint wireless affiliates.

Revenue Recognition

We earn revenue by providing access to and usage of our network and sales of merchandise. Subscriber revenue consists primarily of a basic service plan (where the customer purchases a pre-allotted number of minutes for voice and/or data transmission); airtime (which consists of billings for minutes that either exceed or are not covered by the basic service plan); long distance; and charges associated with travel outside our service area. Travel revenue is generated on a per-minute basis when a Sprint PCS subscriber outside of our markets uses our service when traveling through our markets. Foreign roaming revenue is generated when a non-Sprint wireless customer uses our service when traveling through our markets. We also recognize revenues through agreements that allows resellers to sell wireless services in our markets. We recognize revenues when amounts are considered to be earned under the respective service plans and collection of such amounts is considered probable.

Sprint retains 8% of collected service revenues from subscribers based in our service area, foreign roaming revenues and for revenue generated under our reseller agreements. The amount of affiliation fees retained by Sprint PCS is recorded as a cost of services expense. Revenues derived from the sale of handsets and accessories by us and from certain roaming services (outbound roaming and roaming revenues from Sprint and its wireless network partner subscribers) are not subject to the 8% affiliation fee from Sprint.

Revenues from the sales of merchandise, primarily wireless handsets and accessories, represent a separate earnings process and are recognized at the time of the customer purchase. These revenues and related costs are included in merchandise sales and cost of sales, respectively. We reduce recorded revenue for rebates and discounts given to subscribers on wireless handsets sales in accordance with EITF Issue No. 01-9 "Accounting for Consideration Given by a Vendor to a Subscriber (Including a Reseller of the Vendor's Products)."

We recognize revenues from activation fees in accordance with EITF Issue No. 00-21. In May 2003, the EITF modified its previous consensus to EITF 00-21 to clarify the scope of Issue 00-21 and its interaction with other authoritative literature. As permitted under the modified consensus, we adopted this modified consensus effective July 1, 2003 for all revenue arrangements entered into subsequent to June 30, 2003. EITF 00-21 addresses the determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the related revenues should be measured and allocated to the separate units of accounting. In applying this guidance, separate contracts with the same party, entered into at or near the same time, will be presumed to be a package, and the consideration will be measured and allocated to the separate units based on their relative fair values. We believe that the sale of handsets and future service under contract should be accounted for as separate units under EITF 00-21. As a result, the total consideration under these arrangements, including any related activation fees, is allocated between these separate units based on their relative fair values.

We recognize only a portion of contract cancellation fees billed to subscribers that disconnect service prior to fulfilling the contractual length of service, as there is significant uncertainty that all contract cancellation fees that are billed will be collected. We have very limited information at a detail level sufficient to perform our own evaluation and rely on Sprint historical trending to make our estimates. If the collections on contract cancellation fees are less than that recognized, additional allowances may be required.

We recognize only a portion of late fees billed to subscribers that fail to pay their bills within the required payment period, as there is no assurance that all late fees that are billed will be collected. We have very limited information at a detail level sufficient to perform our own evaluation and rely on Sprint historical trends to make our estimates. If the collections on late fees are less than that recognized, additional allowances may be required.

Inventory and Inventory Reserves

Inventories consist of wireless handsets and related accessories and are carried at cost. Cost is determined by the moving weighted average method, which approximates the first-in, first-out method.

Accrued Commissions

We accrue commissions and other costs related to national retailers based upon their sales to new subscribers. The national retailers receive both a commission and, because the handset is typically sold below cost, a reimbursement for the difference between the sales price and the cost. We base our accruals on information provided by Sprint on subscriber additions and recognize that there are typically timing differences between the point of subscriber activation and the time that we are invoiced for commissions by Sprint. We periodically and annually evaluate the adequacy of our accruals through analysis of historical information and discussions with Sprint. Depending on the level of sales and other factors, our estimates of the amounts accrued for commissions and other costs owed to such retailers may require modification of our previous estimates.

Goodwill and Intangible Assets Impairment Analysis

The excess of the purchase price over the fair value of net assets acquired in purchase business combinations is recorded as goodwill. Goodwill is evaluated for impairment on an annual basis or as impairment indicators are identified, in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." On an ongoing basis, we assess the recoverability of goodwill by determining the ability of the specific assets acquired to generate future cash flows sufficient to recover the unamortized goodwill over the remaining useful life. We estimate future cash flows based on the current performance of the acquired assets and our business plan for those assets. Changes in business conditions, major customers or other factors could result in changes in those estimates. Goodwill determined to be unrecoverable based on future cash flows is written-off in the period in which such determination is made.

Basis of Presentation

For discussion purposes, we have combined the three-month period of January 1, 2002 to March 31, 2002 (pre-acquisition period) and the nine-month period of April 1, 2002 to December 31, 2002 (post-acquisition period) for comparison to the year ended December 31, 2003. We have made certain operating expense reclassifications to the statements of operations for the years ended December 31, 2003 and the period from April 1, 2002 through December 31, 2002 to conform to the presentation of the financial statements for year ended December 31, 2004. This information was not available for our pre-acquisition periods and, as such, we were unable to perform the reclassifications for those periods. The reclassifications primarily relate to the manner in which we present certain Sprint-related transactions in the expense categories cost of service, general and administrative, and sales and marketing. The reclassifications did not impact total operating expense, operating loss or net loss. As a result of these reclassifications, all periods presented may not be comparable. Where the information is not comparable, we explained the effect of the reclassifications in our discussion of the results of operations. We quantified the impact of these reclassifications in Note 1 to our audited consolidated financial statements.

Recent Developments

As of December 31, 2004, we were in default of our former senior credit facility. Since March 2004, we had failed to make $13.8 million in principal payments due on our former senior credit facility and were not in compliance with the restrictive covenants under the credit facility. In September 2004, one of the holders of our former senior credit facility elected to fund $1.8 million, which represented that holder's remaining obligation of a draw request made in 2002. The holders of our former senior credit facility denied us access to the remaining $23.4 million in availability.

Additionally, we failed to make scheduled semi-annual interest payments on our former senior notes due July 15, 2004 and January 15, 2005, and the holders of our former senior notes could have placed us in default of our former senior notes.

As a result, at December 31, 2004, we classified all outstanding indebtedness of both our former senior credit facility and former senior notes as a current liability.

As a result of liquidity challenges, our prior management reduced capital expenditures for network expansion and abandoned the construction of cell sites that did not provide a sufficient level of enhanced coverage. We recorded an asset abandonment charge of $12.1 million during 2003 for these abandoned cell sites and their related property leases. Included in this asset abandonment charge were cell sites that we were required to construct to meet the build-out requirements under our Sprint PCS management agreement. Failure to complete the build-out of our service area would have placed us in violation of our Sprint PCS management agreement. As a result, Sprint PCS could have declared us in default and taken action up to and including termination of our Sprint PCS management agreement. At December 31, 2004, our construction in progress included $6.6 million primarily related to cell sites that we planned to complete, and we estimate that completion of these cell sites will require approximately $6.0 million in additional costs to complete construction and place these sites in operation.

In November 2004, IWO Escrow Company ("IWO Escrow") was formed to facilitate a reorganization of our ownership and capital structure. IWO Escrow was a special purpose entity that was neither a subsidiary nor an affiliate of either US Unwired or IWO.

On November 29, 2004, we entered into a lock-up agreement with holders of approximately 68% of our senior notes pursuant to which such holders agreed to vote in favor of and support our proposed financial restructuring plan including among other things, the filing by the debtors of a chapter 11 case, subject to the terms and conditions contained in the lock-up agreement. Following a pre-petition solicitation of votes from the holders of our senior notes, we received the votes of the holders of approximately 84.62% of our senior notes, constituting approximately 99.2% of our senior notes held by those holders voting, in support of our Plan of Reorganization.

On November 29, 2004, IWO Escrow signed a letter of intent with Sprint PCS, contingent on the consummation of the reorganization, under which the parties agreed to amend our affiliation agreement with Sprint PCS. The amendments were retroactively effective to November 1, 2004 and subject to the right of Sprint PCS to terminate the amendments in the event a reorganization did not occur. The amendments include a provision for the settlement of all outstanding disputed charges between us and Sprint PCS that had been disputed by us prior to November 1, 2004; the restructuring of costs that Sprint PCS charges us for certain services, which would also be adjusted effective November 1, 2004; an increase in the fixed reciprocal roaming rate, which rate will be retroactive back to November 1, 2004; a reduction in our coverage area by approximately 100,000 people in certain portions of New Hampshire and Vermont; and, a modification to the service area build-out requirements.

On December 1, 2004, we commenced a solicitation of consents from our creditors to a pre-packaged plan of bankruptcy.

On December 14, 2004, IWO Escrow offered $150.0 million in Senior Secured Floating Rate Notes due 2012 and $140.0 million Principal Amount at Maturity 10.75% Senior Discount Notes due 2015 ("new notes"). The proceeds from the new notes, approximately $232.7 million, were placed in escrow pending the consummation of the reorganization and the merger of IWO Escrow and IWO.

On January 4, 2005, we filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware ("Bankruptcy Court") seeking relief under the provision of chapter 11 of title 11 of the United States Code ("Bankruptcy Code"). Upon filing the petition, we continued to operate our businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provision of the Bankruptcy Code and the orders of the Bankruptcy Court.

On February 9, 2005, the Bankruptcy Court entered an order confirming our pre-packaged chapter 11 joint plan of reorganization (the "Plan of Reorganization"). Pursuant to the Plan of Reorganization, on February 10, 2005, IWO Escrow was merged with and into IWO. As a result of the merger, we assumed all obligations of IWO Escrow under the new notes. We repaid in full and terminated our existing $215.0 million senior credit facility. The $160.0 million existing senior notes were cancelled and exchanged for all of the new common stock of IWO, and the existing common stock of IWO, all of which was owned by US Unwired, was cancelled, with no distributions or payments thereon.

In connection with the consummation of the Plan of Reorganization, we terminated our management agreement with US Unwired, dated April 1, 2004, as amended on January 3, 2005 ("the management agreement"). The termination of the management agreement is subject to a four-month transition period during which US Unwired will continue to provide transitional management and restructuring services as defined in the management agreement.

Due to the uncertainty as of December 31, 2004 of our reorganization being completed, the accompanying audited consolidated financial statements do not reflect our reorganization.

Implementation of Fresh-Start Accounting

Pursuant to the American Institute of Certified Public Accountants, or the AICPA, Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting By Entities in Reorganization Under the Bankruptcy Code", the accounting for the effects of our reorganization occurred once the Plan of Reorganization was confirmed by the Bankruptcy Court and there were no remaining contingencies material to completing the implementation of the Plan of Reorganization. The fresh-start accounting principles of SOP 90-7 provide, among other things, for us to determine the value to be assigned to the assets of reorganized IWO as of the confirmation date.

Under fresh-start accounting, our reorganization value will be allocated to our assets based on their respective fair values in conformity with the purchase method of accounting for business combinations; any portion not attributed to specific tangible or identified intangible assets will be treated as an indefinite-lived intangible asset referred to as "reorganization value in excess of value of identifiable assets" and will be recorded on our balance sheet as goodwill. If there is any excess of fair value of assets and liabilities over our confirmed enterprise value, such excess will be accounted for by reducing the carrying value of all of our assets (except current assets) on a pro rata basis.

Certain assets as well as related depreciation and amortization expense set forth on our financial statements do not yet give effect to the adjustments that will result from the adoption of fresh-start accounting and as a result, could change materially. Accordingly, our financial condition and results of operations from and after the effective date of the Plan of Reorganization will not be comparable to the financial condition or results of operations reflected in our audited consolidated financial statements included elsewhere in this report.

Liquidity and Capital Resources

We are a holding company whose only significant assets are the outstanding capital stock of our subsidiaries. Our only source of cash to pay our obligations are distributions from our subsidiaries.

Cash Flows

As of December 31, 2004, we had $33.8 million in cash and indebtedness that consisted of $215.0 million related to our former senior secured credit facility and $140.3 million related to our former senior notes for a total of $355.3 million.

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Net cash used in operating activities	$(7,868)	$(11,250)	$(47,568)
Net cash provided by investing activities	7,555	8,579	10,978
Net cash provided by financing activities	1,816	—	68,204
Net increase (decrease) in cash and cash equivalents	$1,503	$(2,671)	$31,614

Net cash used in operating activities was $7.9 million in 2004. This primarily consisted of our net loss of $54.8 million that was partially offset by non-cash charges of $38.0 million in depreciation and amortization, a $7.1 million increase in working capital and $1.8 million in debt discount accretion. Cash used in operations was $11.3 million for 2003 and $47.6 million for 2002.

Net cash provided by investing activities was $7.6 million for 2004. This primarily consisted of $19.3 million in proceeds from restricted cash and $0.2 million in proceeds from the sale of assets that was partially offset by $11.9 million in equipment purchases. Cash provided by investing activities was $8.6 million in 2003 and $11.0 million in 2002.

Net cash provided by financing activities was $1.8 million in 2004 and consisted primarily of funding to our former senior credit facility. Net cash provided by financing activities was $0 in 2003 and $68.2 million in 2002.

Financing Transactions

On February 10, 2005, in connection with the consummation of our Plan of Reorganization, IWO Escrow was merged with and into us, with us as the surviving corporation. As a result of the merger, we assumed all obligations of IWO Escrow, including those under the new notes described below.

On January 6, 2005, IWO Escrow issued $150.0 million aggregate principal amount of Senior Secured Floating Rate Notes due 2012 for proceeds of $145.4 million, net of underwriting and escrow fees. Interest payments for the Senior Secured Floating Rate Notes are due on each April 15, July 15, October 15 and January 15, commencing on April 15, 2005. As a result of our assuming the obligations under the Senior Secured Floating Rate Notes, we are required to comply with certain covenants that restrict our ability to incur additional indebtedness, pay dividends, make repayments on indebtedness that is subordinated to the Senior Secured Floating Rate Notes and to make certain other restricted payments, incur certain liens, use proceeds from sales of assets, enter into business combination transactions (including mergers, consolidations and asset sales), enter into transactions with affiliates and permit restrictions on the payment of dividends by restricted subsidiaries. The indenture governing the Senior Secured Floating Rate Notes does not contain financial maintenance covenants. The Senior Secured Floating Rate Notes rank equally in right of payment with any of our senior indebtedness and senior in right of payment to any of our subordinated indebtedness. All obligations under the Senior Secured Floating Rate Notes are guaranteed on a senior, secured basis by us and each of our existing subsidiaries, and will be guaranteed by future subsidiaries except certain foreign and certain domestic subsidiaries. The Senior Secured Floating Rate Notes and the guarantees are collateralized by a first priority security interest in substantially all of our assets.

On January 6, 2005, IWO Escrow issued $140.0 million aggregate principal amount at maturity of 10.75% Senior Discount Notes due 2015 for proceeds of $80.1 million, net of underwriting and escrow fees. Interest on the 10.75% Senior Discount Notes will accrue semi-annually until July 15, 2010, in the form of an increase in the accreted value of the 10.75% Senior Discount Notes. Thereafter, cash interest on the 10.75% Senior Discount Notes will accrue and be payable semi-annually in arrears on each January 15 and July 15. As a result of our assuming the obligations under the 10.75% Senior Discount Notes, we are required to comply with certain covenants that restrict our ability to incur additional indebtedness, pay dividends, make repayments on indebtedness that is subordinated to the Senior Discount Notes and to make certain other restricted payments, incur certain liens, use proceeds from sales of assets, enter into business combination transactions (including mergers, consolidations and asset sales), enter into transactions with affiliates and permit restrictions on the payment of dividends by restricted subsidiaries. The indenture governing the Senior Discount Notes does not contain financial maintenance covenants. All obligations under the Senior Discount Notes are guaranteed on a senior basis by us and each of our existing subsidiaries, and will be guaranteed by future subsidiaries except certain foreign and certain domestic subsidiaries.

Under a registration rights agreement entered into as part of the offering of the new notes, we are required to (i) file a registration statement with the SEC within 120 days after January 6, 2005, the date of the completion of the offering of the new notes, (ii) use our reasonable best efforts to cause the registration statement to become effective within 210 days after January 6, 2005, and (iii) use our reasonable best efforts to complete the exchange offer within 30 business days after the effectiveness of the required registration statement. There are no credit ratings related triggers in the indentures governing new notes that would impact the cost of borrowing, annual amortization of principal or related indebtedness maturity. The indentures contain customary events of default, which, if triggered, could cause acceleration of the new notes.

Credit Facility

On December 20, 1999, a senior secured credit facility was entered into by and among our principal operating subsidiary, Independent Wireless One Corporation, as borrower, us, as guarantor, JPMorgan Chase Bank, N.A., as administrative agent, and each of the other entities from time to time party thereto, as lenders. The credit facility was collateralized by substantially all of Independent Wireless One Corporation's tangible and intangible assets, including all of its issued and outstanding shares. In connection with the consummation of our Plan of Reorganization and pursuant to a payoff letter dated February 10, 2005, all of the liabilities, obligations and indebtedness owing under the credit facility, which consisted of $215.0 million in respect of principal outstanding under the credit facility plus accrued interest thereon and fees and expenses, were paid in full. Upon payment in full of the amounts specified in the payoff letter, the credit facility was terminated, and the assets of IWO and Independent Wireless One Corporation securing the credit facility were released.

Contractual Obligations

Our future contractual obligations related to long-term debt and non-cancelable operating leases at December 31, 2004 were as follows, assuming acceleration of our obligations in 2004:

	Payments due by period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(In thousands)
Senior subordinated discount notes (1)	$160,000	$160,000	$—	$—	$—
Senior bank credit facility (2)	215,000	215,000	—	—	—
Total long-term debt obligations (1)(2)	375,000	375,000	—	—	—
Operating leases	104,191	16,526	48,840	28,251	10,574
TOTAL	$479,191	$391,526	$48,840	$28,251	$10,574

(1)	In connection with our emergence from bankruptcy on February 10, 2005, we cancelled our existing $160.0 million senior notes and exchanged them for all of the new common stock. All noteholders received their pro rata portion of the newly issued 5,000,005 shares of common stock.

(2)	In connection with our emergence from bankruptcy on February 10, 2005, we repaid in full and terminated our existing $215.0 million senior credit facility.

Contractual Obligations Following the Reorganization

Our contractual obligations related to long-term debt and non-cancellable operating leases from January 1, 2005 are as follows after giving pro forma effect to our reorganization:

	Payments Due By Period
	Total	2005	2006- 2008	2009 and thereafter
	(In thousands)
Senior secured floating rate notes	$150,000	$—	$—	$150,000
Senior discount notes	140,000	—	—	140,000
Operating leases	104,191	16,526	48,840	38,825
Total contractual obligations	$394,191	$16,526	$48,840	$328,825

Liquidity Following Our Reorganization

Following our reorganization, we are dependent on available cash on hand and operating cash flow to operate our business and fund our capital needs.

Our liquidity needs include our obligations under our new notes and other long-term obligations. In addition, we expect to have significant capital expenditure requirements in future years. Our amended affiliation agreements with Sprint PCS requires us to construct and operate 103 additional cell sites, 37 of which were completed in 2004, in our territory by 2008. We also expect to construct other sites to expand our capacity. Additionally, during the next four years we are required to make capital expenditures to upgrade base stations on a majority of towers in our markets as a result of the expected obsolescence of the Lucent Technologies mini-cell and micro-cell technology we employ on the towers. Based on current pricing and other assumptions, we estimate that we will be required to spend an aggregate of approximately $23.0 million from 2005 to 2008 to upgrade our base stations. We expect that during 2005 our total capital expenditures will be approximately $21.0 million, including an estimated $7.0 million for the construction of 29 additional expansion sites. Management believes that our cash on hand and cash from operations will be sufficient to fund needs for operating cash and our capital expenditure program for the next 12 months.

Performance Measurements and Metrics

The wireless telecommunications industry uses terms such as subscriber additions, average revenue per user, churn and cost per gross addition as performance measurements or metrics. None of these terms are measures of financial performance under GAAP. When we use these terms, they may not be comparable to similar terms used by other wireless telecommunications companies.

	Year ended December 31,
	2004	2003	2002
Subscribers
Gross Additions	108,540	96,783	128,553
Net Additions	22,400	13,915	45,868
Total Subscribers	237,411	215,011	201,096
Churn (Monthly)	2.9%	3.0%	3.6%
Virgin Mobile Subscribers (in our service area)	91,135	45,251	—
Average Revenue Per User, Monthly
Including Roaming	$65.55	$65.61	$71.38
Without Roaming	$51.53	$51.40	$53.06
Cost Per Gross Addition	$381	$404	$343
Licensed POPs (Millions)	6.3	6.3	6.3
Covered POPs (Millions)	4.8	4.7	4.6
Cell Sites (Owned, Leased and Licensed)	721	681	629

Subscribers

Gross additions refer to the total number of new subscribers added during the period. Net additions refer to the total number of new subscriber additions during the period reduced by any subscribers that have cancelled or terminated their service with us during this same period.

The number of gross additions increased for 2004 as compared to 2003 primarily as a result of our continuing marketing efforts to attract new subscribers and retain existing subscribers. The number of net additions increased for 2004 as compared to 2003 primarily as a result of a higher number of gross additions and lower churn.

The number of gross additions decreased for 2003 as compared to 2002 primarily as a result of our marketing efforts to target customers of good credit quality and the re-institution and increase of deposits for certain credit challenged subscribers. The number of net additions decreased for 2003 as compared to 2002 primarily as a result of fewer gross additions.

Churn

Churn is the monthly rate of customer turnover expressed as a percentage of our overall average customers for the reporting period. Customer turnover includes both customers that elected voluntarily to discontinue using our service and customers that were involuntarily terminated from using our service because of non-payment. Churn is calculated by dividing the sum of (i) the number of customers that discontinue service; (ii) less those customers discontinuing their service within 30 days of their original activation date; and, (iii) adding back those customers that reactivate their service, by our overall average customers for the reporting period; and dividing the result by the number of months in the period. Churn decreased for 2004 as compared to 2003 and for 2003 as compared to 2002 primarily as a result of a continuing improvement in the credit quality of our subscriber base.

Reseller Subscribers

We participate in a reseller program in our service area through Sprint PCS as part of the partnership between Sprint PCS and Virgin Mobile USA, LLC ("Virgin Mobile"). The agreement allows Virgin Mobile to sell prepaid wireless services and pay us for use of our network on a per-minute basis. The number of reseller subscribers increased each year primarily as a result of marketing and sales efforts.

Subscriber and Roaming Revenue

Subscriber revenue consists primarily of a basic service plan (where the customer purchases a pre-allotted number of minutes for voice and/or data transmission); airtime (which consists of billings for minutes that either exceed or are not covered by the basic service plan); long distance; and charges associated with travel outside our service area.

Roaming revenue consists primarily of Sprint PCS travel revenue and foreign roaming revenue. Sprint PCS travel revenue is generated on a per-minute basis when a Sprint PCS subscriber outside of our markets uses our service when traveling through our markets. Sprint PCS travel expense is generated on a per-minute basis when our subscribers travel outside our market area and use the Sprint PCS network. Historically, our Sprint PCS travel revenue exceeded our Sprint PCS travel expense. Foreign roaming revenue is generated when a non-Sprint PCS customer uses our service when traveling through our markets.

Effective January 1, 2004, Sprint PCS reduced the reciprocal travel rate for IWO from $0.058 per-minute in 2003 to $0.041 per-minute in 2004. For 2004, the reduction in the travel rate resulted in a decrease to our revenues of approximately $10.5 million, a reduction to our expenses of approximately $8.7 million and a reduction to our cash flow of approximately $1.8 million. Effective January 1, 2003, Sprint PCS reduced the reciprocal travel rate for IWO from $0.10 per-minute in 2002 to $0.058 per-minute in 2003. For 2003, the reduction in the travel rate resulted in a decrease to our revenues of approximately $18.4 million, a reduction to our expenses of approximately $16.2 million and a reduction to our cash flow of approximately $2.2 million. Under the amendments to our Sprint PCS affiliation agreements, effective November 1, 2004, our rate increased from $0.041 per-minute to $0.058 per-minute until the end of 2006. Thereafter, any decrease in the rate would have a negative net effect to the extent our inbound travel continues to exceed our outbound travel.

Average Revenue per User

Average revenue per user ("ARPU") is the average monthly service revenue per subscriber and is calculated by dividing total subscriber revenue for the period by the average number of subscribers during the period. We present ARPU excluding and including roaming revenue.

The increase in ARPU, excluding roaming, for 2004 as compared to 2003 was primarily a result of an increase in data revenues, partially offset by our offering more competitive plans with more generous allotments of minutes. The decrease in ARPU, including roaming for 2004, as compared to 2003 was primarily a result of the reduction in the reciprocal travel rate as discussed above that was partially offset by higher data revenues.

The decrease in ARPU, excluding roaming, for 2003 as compared to 2002 was primarily a result of our offering more competitive plans with more generous allotments of minutes, partially offset by an increase in data revenues. The decrease in ARPU, including roaming for 2003, as compared to 2002 was primarily a result of the reduction in the reciprocal travel rate as discussed above that was partially offset by an increase in data revenues.

Cost per Gross Addition

Cost per gross addition ("CPGA") summarizes the average cost to acquire new customers during the reporting period. CPGA is computed by adding sales and marketing expenses and merchandise cost of sales and reducing the amount by the revenue from merchandise sales. The net amount is divided by the number of total new subscriber gross additions for the period. The decrease in CPGA for 2004 as compared to 2003 was primarily as a result of an overall decrease in selling and marketing expenses. The increase in CPGA for 2003 as compared to 2002 was primarily the result of an increase in advertising expense and a lower number of gross subscriber additions.

Resident Population/Service Area

Our service area comprises a population ("Licensed POPs") of approximately 6.3 million residents that was reduced by approximately 0.1 million residents upon consummation of our reorganization. When we use the term "Covered POPs", we refer to that portion of residents in our service area that have service available as a result of our network build-out. The number of people in our service area does not represent the number of Sprint PCS subscribers that we expect to have in our service area. The increase in Covered POPs is the result of additional cell site towers ("towers") that either we have constructed and own or where we have leased space on towers owned by others.

Results of Operations

	Year ended December 31,
	2004	2003	2002
		(Restated)	(Restated)
	(In thousands)
Revenues:
Subscriber	$139,870	$128,728	$113,086
Roaming	38,062	35,574	39,044
Merchandise sales	8,873	7,047	8,258
Other revenue	448	500	44
Total revenue	187,253	171,849	160,432
Expense:
Cost of service	98,541	103,396	106,446
Merchandise cost of sales	18,031	13,361	13,096
General and administrative	18,494	12,045	27,129
Sales and marketing	32,341	32,946	39,728
Depreciation and amortization	35,349	54,767	50,257
Asset abandonment charge	—	12,079	—
Impairment of goodwill	—	—	214,191
Impairment of intangible assets	—	—	188,330
Total operating expense	202,756	228,594	639,177
Operating loss	(15,503)	(56,745)	(478,745)
Other expense:
Interest expense, net of interest income and other expense	(39,311)	(40,212)	(32,799)
Net loss	$(54,814)	$(96,957)	$(511,544)

Year Ended December 31, 2004 compared to Year Ended December 31, 2003.

Revenues

	Year Ended December 31,
	2004	2003
		(Restated)
	(In thousands)
Subscriber revenues	$139,870	$128,728
Roaming revenues	38,062	35,574
Merchandise sales	8,873	7,047
Other revenues	448	500
Total revenues	$187,253	$171,849

Subscriber revenues.    Total subscriber revenues were $139.9 million for 2004 as compared to $128.7 million for 2003, representing an increase of $11.2 million. This was primarily the result of an increase in basic service and airtime revenues as a result of our increase in the number of our subscribers and an increase in data usage as more subscribers use this service.

Roaming revenues.    Roaming revenues were $38.1 million 2004 as compared to $35.6 million for 2003, representing an increase of $2.5 million. This was primarily the result of an increase of $2.8 million in network usage due to non-Sprint PCS volume that included resellers and an increase of $2.0 million in subscriber data usage that was partially offset by a $2.3 million decrease primarily related to the decrease in the reciprocal travel rate as discussed above for non-IWO Sprint PCS subscribers using our network.

Merchandise sales.    Merchandise sales were $8.9 million for 2004 as compared to $7.0 million for 2003, representing an increase of $1.9 million. This was primarily the result of an increase in new subscriber additions that was partially offset by higher discounts offered to new subscribers. The cost of handsets typically exceeds the amount received from our subscribers because we subsidize the price of handsets to remain competitive in the marketplace.

Operating Expenses

	Year Ended December 31,
	2004	2003
		(Restated)
	(In thousands
Cost of service	$98,541	$103,396
Merchandise cost of sales	18,031	13,361
General and administrative	18,494	12,045
Sales and marketing	32,341	32,946
Depreciation and amortization	35,349	54,767
Asset abandonment charge	—	12,079
Total operating expense	$202,756	$228,594

Cost of service.    Cost of service was $98.5 million for 2004 as compared to $103.4 million for 2003, representing a decrease of $4.9 million. This was primarily the result of a $1.5 million decrease in circuits expense relating to rate negotiations, a $1.8 million decrease in lease expense and a $1.5 million decrease in our outbound travel that was primarily related to the Sprint reciprocal rate reduction.

Merchandise cost of sales.    Merchandise cost of sales was $18.0 million for 2004 as compared to $13.4 million for 2003, representing an increase of $4.6 million that was primarily the result of an increase in sales to new subscribers. The cost of handsets typically exceeds the amount received from our subscribers because we subsidize the price of handsets to remain competitive in the marketplace.

General and administrative expenses.    General and administrative expenses were $18.5 million for 2004 as compared to $12.0 million for 2003, representing an increase of $6.5 million. This was primarily the result of a $1.9 million increase in management fees charged by US Unwired that related to bonuses for achieving certain operating targets, an increase of $4.1 million in professional services in 2004 related to debt restructuring, a $0.3 million increase in collection fees that was volume related and a $0.2 increase in other services. General and administrative expenses include $8.2 million and $6.3 million in management fees charged by US Unwired for 2004 and 2003, respectively. These expenses also include $8.2 million and $4.1 million related to professional services related to debt restructuring for 2004 and 2003, respectively.

Sales and marketing expenses.    Sales and marketing expenses were $32.3 million for 2004 as compared to $32.9 million for 2003, representing a slight decrease of $0.6 million.

Depreciation and amortization expense.    Depreciation and amortization expense was $35.3 million for 2004 as compared to $54.8 million for 2003, representing a decrease of $19.5 million. This was primarily a result of fully amortizing our subscriber base established as a result of our April 1, 2002 acquisition by US Unwired.

Asset abandonment charge.    As discussed below, in 2003 we recorded a $12.1 million write off of construction in progress and related lease expense due to abandoned cell site construction.

Other Income/(Expense)

	Year Ended December 31,
	2004	2003
	(In thousands)
Interest expense	$(39,722)	$(41,029)
Interest income	495	848
Loss on asset sales	(84)	(31)
Total other expense	$(39,311)	$(40,212)

Interest expense was $39.7 million for 2004 as compared to $41.0 million for 2003, representing a decrease of $1.3 million. On July 1, 2004, we paid all delinquent interest due on our former senior secured credit facility. At the time of the payment, we and the holders of our former senior secured credit facility reached an agreement on the default interest calculation, and the decrease relates to the manner in which default interest was calculated.

Interest income was $0.5 million for 2004 as compared to $0.8 million for 2003, representing a decrease of $0.3 million. The decrease was primarily due to less cash and cash equivalents available for investment.

Year Ended December 31, 2003 compared to Year Ended December 31, 2002.

Revenues

	Year Ended December 31,
	2003	2002
	(Restated)	(Restated)
	(In thousands)
Subscriber revenues	$128,728	$113,086
Roaming revenues	35,574	39,044
Merchandise sales	7,047	8,258
Other revenues	500	44
Total revenues	$171,849	$160,432

Subscriber revenues.    Total subscriber revenues were $128.7 million for 2003 as compared to $113.1 million for 2002, representing an increase of $15.6 million. This was primarily the result of an increase in subscribers.

Roaming revenues.    Roaming revenues were $35.6 million 2003 as compared to $39.0 million for 2002, representing a decrease of $3.4 million. This was primarily the result of an increase of $14.2 million related to a higher volume of Sprint PCS subscribers traveling through our service area and $1.2 million generated by Virgin Mobile usage, offset by a decrease of $18.7 million related to a decrease in the reciprocal travel rate as discussed above.

Merchandise sales.    Merchandise sales were $7.0 million for 2003 as compared to $8.3 million for 2002, representing a decrease of $1.3 million. This was primarily the result of fewer subscriber additions and higher discounts offered to new subscribers. The cost of handsets typically exceeds the amount received from our subscribers because we subsidize the price of handsets to remain competitive in the marketplace.

Operating Expenses

	Year Ended December 31,
	2003	2002
	(Restated)	(Restated)
	(In thousands)
Cost of service	$103,396	$106,446
Merchandise cost of sales	13,361	13,096
General and administrative	12,045	27,129
Sales and marketing	32,946	39,728
Depreciation and amortization	54,767	50,257
Asset abandonment charge	12,079	—
Impairment of goodwill	—	214,191
Impairment of intangible assets	—	188,330
Total operating expense	$228,594	$639,177

Cost of service.    Cost of service was $103.4 million for 2003 as compared to $106.4 million for 2002, representing a decrease of $3.0 million. This was primarily the result of a $3.6 million decrease in bad debts, a $1.8 million decrease in property taxes, a $1.5 million decrease in labor related expense and a $3.4 million decrease in roaming expense, offset by a $8.6 million increase in certain Sprint-related service bureau and other fees and expenses as a result of the reclassification as discussed above. The overall decrease in roaming expense consisted of an increase of $12.5 million related to a higher volume of our subscribers traveling though other Sprint PCS markets offset by a decrease of $16.1 million related to a decrease in the reciprocal travel rate as discussed above.

Merchandise cost of sales.    Merchandise cost of sales was $13.4 million for 2003 as compared to $13.1 million for 2002, representing an increase of $0.3 million. This was primarily the result of the adoption of EITF 00-21 partially offset by a lower number of handset sales due to fewer subscriber additions. The cost of handsets typically exceeds the amount received from our subscribers because we subsidize the price of handsets to remain competitive in the marketplace.

General and administrative expenses.    General and administrative expenses were $12.0 million for 2003 as compared to $27.1 million for 2002, representing a decrease of $15.1 million. This was primarily the result of a $5.7 million decrease in certain Sprint related service bureau and other fees and expenses as a result of the reclassification as discussed above, a $6.6 million decrease in other general and administrative expenses as a result of our acquisition by US Unwired, and a $2.0 million decrease in bad debts, offset by an increase of $4.1 million in professional services in 2003 related to debt restructuring. General and administrative expenses for 2002 also included $7.7 million of merger-related expenses.

Sales and marketing expenses.    Sales and marketing expenses were $32.9 million for 2003 as compared to $39.7 million for 2002, representing a decrease of $6.8 million. This was primarily the result of a $2.4 million decrease in advertising expense, a $2.9 million decrease in employee commissions and independent agent commissions and handset subsidies and a $1.9 million decrease in payroll, offset by an increase of $0.6 million in other selling and marketing expenses.

Depreciation and amortization expense.    Depreciation and amortization expense was $54.8 million for 2003 as compared to $50.3 million for 2002, representing an increase of $4.5 million. This was primarily the result of a $0.3 million increase in the amortization of intangible assets and a $4.5 million increase in depreciation expense. Property and equipment increased to $206.2 million at December 31, 2003 from $205.5 million at December 31, 2002. Intangible assets were unchanged at $77.3 million at December 31, 2003 and December 31, 2002.

Asset abandonment charge.    As discussed above, in 2003 we recorded a $12.1 million write off of construction in progress and related lease expense due to abandoned cell site construction.

Impairment of Goodwill and Intangible Assets.    As a result of the purchase accounting related to our acquisition by US Unwired, we recorded the following intangible assets:

(In thousands)
Acquired customer base	$57,500
Sprint management agreement	215,000
Goodwill	214,191

During the fourth quarter of 2002, we engaged, a nationally-recognized valuation firm to assist us in performing a fair value assessment of our goodwill and other long-lived assets. Based on the results of the impairment analysis, in 2002 we recorded impairment charges totaling $402.5 million for the impairment of goodwill and an intangible asset that resulted from the acquisition by US Unwired.

US Unwired determined that we were to be considered a separate reporting unit under SFAS No. 142 as we constituted a separate business for which discrete financial information was available and management regularly reviewed the operating results of this business. This determination was further supported as we had a separate senior bank credit facility and separate senior notes (collectively referred to as "debt instruments"). Under the terms of these debt instruments, funds available under the debt instruments could only be used to finance our operations, and the funds available under the US Unwired debt instruments could only be used to finance the operations of US Unwired.

The results of these impairment valuations indicated that both goodwill and a significant portion of our intangible assets were impaired. As a result, we recorded a goodwill impairment of approximately $214.2 million and an impairment of the Sprint PCS management agreement intangible asset of $188.3 million during the quarter ended December 31, 2002. The Sprint management agreement was originally assigned a value of $215.0 million and was being amortized using the straight-line method over 218 months. The valuation analysis determined that the carrying amount of our subscriber base was not impaired.

Other Income/(Expense)

	Year Ended December 31,
	2003	2002
	(In thousands)
Interest expense	$(41,029)	$(36,125)
Interest income	848	3,326
Loss on asset sales	(31)	—
Total other expense	$(40,212)	$(32,799)

Interest expense was $41.0 million for 2003 as compared to $36.1 million for 2002, representing an increase of $4.9 million. Our outstanding debt was $351.7 million at December 31, 2003 as compared to $350.2 million at December 31, 2002. The increase in interest expense resulted from all loans under the senior bank credit facility, effective with the date of the default thereunder, bearing interest at a rate of 4.25-4.75 percent above the agent bank's prime rate.

Interest income was $0.8 million for 2003 as compared to $3.3 million for 2002, representing a decrease of $2.5 million. The decrease was primarily due to less cash and cash equivalents available for investment.

Inflation

Some of our expenses, such as those for marketing, wages and benefits, generally increase with inflation. However, we do not believe that our financial results have been, or will be, adversely affected by inflation in a material way.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, the Company's operations are exposed to interest rate risk on its credit facility and any future financing requirements.

At December 31, 2004, our outstanding debt instruments consisted of $160.0 million in senior notes and a $215.0 million draw against the existing $240 million senior credit facility. Interest on the existing senior notes was fixed at 14% and was payable semi-annually on January 15 and July 15 of each year. At December 31, 2004, the market value of the existing senior notes was approximately $103.4 million.

Borrowings under our former senior credit facility totaled $215.0 million at December 31, 2004. These borrowings bear interest at a variable rate. A 1% increase in interest rates in 2004 would have resulted in a $2.2 million increase in interest expense for the year ended December 31, 2004.

In connection with our emergence from bankruptcy on February 10, 2005, we cancelled our existing $160.0 million senior notes and exchanged them for all of the new common stock. All noteholders received their pro rata portion of the newly issued 5,000,005 shares of common stock. In addition, we repaid in full and terminated our existing $215.0 million senior credit facility.

Following our reorganization, our senior secured floating rate notes bear interest at a floating rate, under which a 1% increase in interest rates for a year would result in a $1.5 million increase in interest expense for the year. In the future, we may decide to hedge our interest rate risk.

Item 8.	Financial Statements and Supplementary Data

The financial statements and related financial information required by Item 8 are included in this report beginning on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.

On March 8, 2005, our management and the Audit Committee of our Board of Directors concluded as of December 31, 2004 that our financial statements for the fiscal periods ending December 31, 2002 and December 31, 2003 and the first three interim periods of 2004 should be restated to correct certain errors relating to accounting for operating leases and that such previously filed financial statements should no longer be relied upon. Ernst & Young LLP, our independent registered public accounting firm, has advised us that it concurs with our conclusion.

Our method of accounting for operating leases did not comply with the requirements of SFAS No. 13, Accounting for Leases and FASB Technical Bulletin No. 85-3, Accounting for Operating Leases with Scheduled Rent Increases. Historically, we have not assumed scheduled rent increases or the exercise of available renewal options in accounting for operating leases. We reevaluated our accounting for operating leases and the related useful lives for depreciating leasehold improvements following publication of a letter issued by the Office of the Chief Accountant of the SEC on February 7, 2005. In light of our investment in each cell site, we have determined that the exercise of certain renewal options was reasonably assured at the inception of the leases. Accordingly, we have corrected our accounting to recognize rent expense, on a straight-line basis, over the initial lease term and renewal periods that are reasonably assured.

Based on the Public Company Accounting Oversight Board's Auditing Standard No. 2, An Audit of Internal Control Over Financial Reporting Performed in Conjunction With an Audit of Financial

Statements, restatement of financial statements in prior filings with the SEC is a strong indicator of the existence of a "material weakness" in the design or operation of internal control over financial reporting. Although we are not an "accelerated filer" within the meaning of the rules implementing Section 404 of the Sarbanes-Oxley Act of 2002 and therefore are not required to include in this report management's assessment of the effectiveness of our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) as of December 31, 2004, management has concluded that, because we were required to restate our financial statements as a result of the lease accounting error described above, a material weakness existed in our internal control over financial reporting as of the date of this report and, to this extent, our disclosure controls and procedures were not effective.

In connection with correcting our methodology of accounting for operating leases, we have instituted the following procedures to remediate this material weakness:

•	complete an annual review of the lease terms to verify appropriate number of "reasonably assured" renewals;

•	enhance systematic controls around the calculation of deferred rent liability; and

•	review new and/or modified lease arrangements to ensure appropriate accounting under GAAP.

Changes in Internal Controls.

Except as set forth above, during the evaluation referred to above, we have identified no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The following information regarding Directors, their occupations, employment history and directorships in certain companies is as reported by the respective directors and reflects the constitution of the Board of Directors post-reorganization as of February 10, 2005:

Directors

Charles E. Bayless, 62, is the Chairman of the Board. He has been a director of IWO since February 2005. He served as Chairman, President and Chief Executive Officer of Illinova and its wholly owned subsidiary Illinois Power from July 1998 until his retirement in December 1999. He was Chairman, President and Chief Executive Officer of UniSource Energy Corporation from 1992 to 1998. Mr. Bayless served as a Director of Illinova from 1998 until becoming a director of Dynegy Inc. upon the closing of the Dynegy-Illinova merger in February 2000. Mr. Bayless also serves on the boards of directors of several energy and energy-related technology companies, including True Pricing LLC, Patina Oil & Gas Corporation, Predict Power Inc., and Thermon Corporation.

Bret Cloward, 38, is President and Chief Executive Officer. He has been a director of IWO since February 2005. He has over 10 years of operating experience with Sprint PCS, Sprint Affiliates, AT&T and McCaw Communications including operating responsibility for Sprint's market launch in the Washington, Oregon, and Las Vegas markets. Previously, Mr. Cloward served as the Senior Vice President of Sales and Marketing for IWO from July 2000 to December 2002 and President of Christensen Wholesale, from January 2003 to October 2004.

Carolyn F. Katz, 42, has been a director of IWO since February 2005. She has been a consultant providing financial and strategic analysis for telecommunications companies since December 2001. From May 2000 to October 2001, Ms. Katz served as a principal of Providence Equity Partners Inc., a private investment firm specializing in equity investments in telecommunications and media companies. From July 1984 to April 2000, Ms. Katz was employed by Goldman, Sachs & Co., most recently as a Managing Director and co-head of Emerging Communications. Ms. Katz currently serves on the board of directors of NII Holdings, Inc. and American Tower Corp.

Ryan L. Langdon, 32, has been a director of IWO since February 2005. He is currently a Managing Director of AIG Global Investment Group's High Yield Group, where he has been since 2002, serving as an analyst in the telecommunications sector. Prior to joining AIGGIG, Mr. Langdon worked as a high yield telecommunications and cable analyst for ABN AMRO and as an analyst with Pacholder Associates.

Lowell W. Robinson, 56, has been a director of IWO since February 2005. He is currently President of LWR Advisors, providing strategic and financial advisory consulting since 2004. Previously, he was Special Counsel to the President (interim CFO) of Polytechnic University from 2002-2004; Senior Executive Vice President and Chief Financial Officer of HotJobs.com from 2000-2002 which he subsequently sold to YAHOO!. In addition, he has held senior financial positions at Kraft, Citigroup and Advo Inc. He also serves on the Board of Directors of International Wire Group where he chairs the Audit Committee. From 2002-2003, he was Chairman of both the Audit Committee and Special Independent Committee of the Board of Edison Schools.

David P. Tomick, 53, has been a director of IWO since February 2005. He was Chief Financial Officer of Spectrasite, Inc. from 1997 to 2004. From 1994 to 1997 Mr. Tomick was Chief Financial Officer of Masada Security, Inc. From 1988 to 1994 he was Vice President—Finance of Falcon Cable TV where he was responsible for debt management, mergers and acquisitions, equity origination and investor relations. Prior to 1988, he managed a team of corporate finance professionals focusing on the communications industry for The First National Bank of Chicago.

Directors' Compensation

For fiscal 2005, directors who are not employees shall receive an annual fee. The chairman of the Board shall receive $40,000, the chairman of the Audit Committee shall receive $35,000 and the chairman of the Compensation Committee shall receive $30,000. The remaining members of the Audit and Compensation Committees shall receive $30,000 and $27,500, respectively. In addition, directors shall receive $1,500 for each Board meeting they attend, $750 for each Board meeting in which they participate telephonically, $1,000 for each committee meeting they attend and $500 for each committee meeting in which they participate telephonically. Directors shall be reimbursed for reasonable out-of-pocket expenses incurred in connection with attending the meetings of the Board and its committees. As compensation for their commencement of providing services as members of our Board during 2005 and thereafter, non-employee directors received a one-time grant of stock options with an exercise price equal to the fair market value of our common stock on the date of grant, which vests over a period of three years. The chairman of the Board received 3,889 stock options, the chairman of the Audit Committee received 3,334 stock options and the chairman of the Compensation Committee received 3,056 stock options. The remaining members of the Board received 2,778 stock options each.

Board Structure and Committee Composition

We emerged from bankruptcy on February 10, 2005, and pursuant to our Plan of Reorganization, the following individuals were elected to our Board of Directors. On February 11, 2005, we formed an Audit Committee and a Compensation Committee, composed as follows:

Name of Director	Audit	Compensation
Independent Directors:
Charles E. Bayless(†)		*
Carolyn F. Katz	*
Ryan L. Langdon		*
Lowell W. Robinson		C
David P. Tomick	C
Non-Independent Director:
Bret Cloward

*	denotes committee member

C	denotes Chairperson

(†)	denotes Chairman of the Board of Directors

Executive Officers

Information regarding the executive officers of IWO who are not directors is set forth below. Executive officers of IWO are elected to serve until they resign or are removed, or are otherwise disqualified to serve, or until their successors are elected and qualified.

Richard Harris, 57, serves as our Vice President and Chief Financial Officer and has 18 years of wireless experience. He has served as a consultant to the wireless industry for the past 10 years (1994-2004) during which he served as CFO of IWO Holdings from the time of its initial launch of operations in January 2000 through May 2000. He has previously held the CFO position at Metrophone (1987-1992) and the CFO and COO positions at Horizon Cellular Telephone Company (1992-1994).

Lawrence Dean, 41, serves as our Vice President of Engineering and Technology. Mr. Dean has over 20 years of experience leading technical operations in the telecommunications industry with US Unwired, Sprint and NYNEX Mobile Communications and is responsible for the planning and implementation of the build, capacity, upgrade and operational requirements of the Sprint PCS network in all or parts of New York, Vermont, New Hampshire, Massachusetts and Pennsylvania.

Andrew DiNovo, 40, serves as our Vice President of Sales. He is responsible for managing and operating the sales distribution network. Mr. DiNovo has over 17 years of sales and marketing leadership experience, including more than 12 years in wireless telecommunications with US Unwired, Sprint, Southwestern Bell and NYNEX.

Bruce W. Sowalski, 53, serves as our Vice President of Marketing and Communications. He is responsible for marketing and communications management, public and investor relations and the Sprint affiliate relationship. Mr. Sowalski has over 18 years of marketing and communications experience, including 7 years in wireless communications with Sprint PCS (1996-1998), Independent Wireless One and US Unwired (1999-2002), and has served as a marketing and communications consultant for BWS Communications (2003-2004).

Michael E. Cusack, 41, is our Vice President, General Counsel and Secretary. Mr. Cusack has over ten years of legal experience in the telecommunications industry including approximately five years with the Sprint PCS Affiliate program. He joined IWO in 2000 as a Vice President of Legal and until February 2005, served as Assistant General Counsel for US Unwired. Prior to joining IWO, Mr. Cusack was employed by the law firm of Cooper, Erving, Savage, Nolan & Heller, LLP for seven years where he was managing partner of the firm's municipal and telecommunications practice groups.

Item 11.	Executive Compensation

Executive Compensation

In connection with our emergence from bankruptcy on February 10, 2005, we hired a new chief executive officer and a new chief financial officer. Prior to this date, when our company was a wholly owned subsidiary of US Unwired, we did not have any executive compensation agreements. Please see "—Employment Agreements" for more information on executive compensation.

Options/SAR Grants in Last Fiscal Year

There were no options to purchase our common stock granted for the fiscal year ended December 31, 2004. However, upon our emergence from bankruptcy on February 10, 2005, we granted options to our chief executive officer, chief financial officer, certain other officers and board members. Please see "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

Employment Agreements

Employment Agreements with Bret Cloward and Richard Harris.    On February 10, 2005, in connection with the consummation of our Plan of Reorganization described in Item 1 above, we appointed Mr. Cloward as our chief executive officer and Mr. Harris as our chief financial officer. On February 11, 2005, we entered into employment agreements with each of Mr. Cloward and Mr. Harris with an initial term of two years and one year, respectively. Pursuant to the employment agreements, each of Mr. Cloward and Mr. Harris will:

•	earn an annual base salary of $250,000 and be eligible for an annual bonus with a target set at 60% of annual base salary;

•	be eligible to participate in the 2005 Equity Award Plan (our "Equity Award Plan"), the terms of which are described below; and

•	receive an initial grant of incentive stock options for shares of our new common stock under our Equity Award Plan.

Upon a termination of the employment of either of the executives by us without cause or by the executive for "good reason" (each as defined in the employment agreements), each executive will receive a pro rata bonus. Mr. Cloward will receives salary continuation for 12 months and Mr. Harris will receive salary continuation for six months (increased to 24 months and 12 months, respectively, if the termination occurs in the 12 month period following a "change in control" (as defined in the employment agreements)).

In addition, we will pay each executive a "retention bonus" upon the first to occur of:

•	February 11, 2008,

•	a change in control, or

•	the date on which Mr. Cloward or Mr. Harris's employment, as applicable, is terminated due to the executive's death, by us due to the executive's disability, without cause or because of our decision to deliver a notice of non-renewal of the employment term or by the executive with good reason.

The retention bonus will be payable in cash or our common stock in an amount equal to the product of

•	in the case of Mr. Cloward, 138,889, and in the case of Mr. Harris, 55,556, multiplied by

•	the "vested percentage" (the product of 8.33% multiplied by the number of three-month anniversaries of February 11, 2005 that have occurred as of the date the retention bonus first becomes payable, or 100% in the case of a change in control or a termination by us without cause), multiplied by

•	the excess of the fair market value of a share of our common stock on the payment date over $18.56 (up to $5.44).

The retention bonus will be forfeited if the executive's employment is terminated by us for cause prior to the payment date.

Each of Messrs. Cloward and Harris shall be able to participate in our employee benefit plans and perquisite and fringe benefit programs on a basis no less favorable than the benefits and perquisites we provide to our other senior executives. We also provide each executive with the use of an automobile, for which we pay all operating expenses (including maintenance, gasoline and insurance) and with the use of an apartment in Albany, New York, for which we will provide the executives with a tax gross-up, if necessary. In addition, Mr. Cloward receives reimbursement for expenses incurred for the sale of his residence in Utah and other costs of relocating to New York, including sales commissions, points and fees on a mortgage, legal fees, airfare for Mr. Cloward and his family and the movement of his household effects and other personal property, and for travel-related expenses pertaining to commuting trips between Utah and Albany, New York until August 11, 2005, as well as a tax gross-up for the reimbursements described in this sentence.

The employment agreements contain certain other customary terms and conditions, including certain protections for each of the executives upon a change in control (including, without limitation, a golden parachute excise tax gross-up) and certain restrictive covenants prohibiting competition with us during, and for a period of time after, employment with us.

Agreements with Other Executives.    We intend to enter into agreements with up to seven of our other executives. We expect the other agreements to provide each executive with a severance payment in the event of a termination of the executive's employment by us without cause or by the executive for good reason (as described in the applicable employment agreement) during the one-year period following a "change in control" (as defined in the other employment agreements). The severance payment should be equal to the sum of the applicable executive's annual base salary plus target bonus and should be payable over the twelve month period following the termination of the applicable executive's employment.

Andrew DiNovo.    Mr. DiNovo is our Vice President of Sales in our Albany, New York Headquarters. In addition to the severance payment described above, the employment agreement for Mr. DiNovo provides that the executive will receive a retention bonus upon the first to occur of:

•	February 11, 2008,

•	a change in control, or

•	the date on which Mr. DiNovo's employment is terminated due to Mr. DiNovo's death or disability (as determined by us) or by us without cause.

The retention bonus will be payable in cash or our common stock in an amount equal to the product of

•	27,778, multiplied by

•	the "vested percentage" (the product of 8.33% multiplied by the number of three-month anniversaries of February 11, 2005 that have occurred as of the date the retention bonus first becomes payable, or 100% in the case of a change in control or a termination due to death or permanent disability), multiplied by

•	the excess of the fair market value of a share of our common stock on the payment date over $18.56 (up to $5.44).

The retention bonus will be forfeited if Mr. DiNovo's employment is terminated by us for cause prior to the payment date or due to Mr. DiNovo's resignation prior to the date the retention bonus first becomes payable.

2005 Equity Award Plan

Pursuant to the Plan of Reorganization, our Equity Award Plan became effective on February 10, 2005. Our Equity Award Plan was approved as part of our Plan of Reorganization by the Bankruptcy Court and by claim holders who received common stock in connection with the Plan of Reorganization.

Eligibility and Types of Awards.    Our Equity Award Plan provides for several forms of incentive stock-based compensation awards to employees, directors and consultants of IWO and our affiliates, including incentive stock options, nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights, stock bonuses and performance compensation awards (collectively, the "awards").

Plan Administration.    Our Equity Award Plan is administered by a committee (the "committee") designated by our board, or if no committee has been designated, by our board. The committee selects eligible executives, directors, employees and consultants of IWO and our affiliates to participate in our Equity Award Plan. The committee also determines the number of shares of our common stock covered by awards granted under our Equity Award Plan, the terms under which options may be exercised, the applicable vesting periods, the exercise price of the options and other terms and conditions of the awards in accordance with the provisions of our Equity Award Plan. Each award granted under our Equity Award Plan must be evidenced by an agreement between us and the participant.

Shares Available under Equity Award Plan.    Subject to adjustment for changes in capitalization, the maximum number of shares of our common stock in respect of which awards may be granted under our Equity Award Plan is 555,555 shares, and the maximum number of shares of our common stock covered by options plus the number of stock appreciation rights granted to any one individual may not exceed 350,000 shares during any calendar year. In addition, no more than 350,000 shares of our common stock may be issued in payment of performance awards denominated in shares, or if the award is paid in cash, the equivalent cash value thereof, during the applicable performance period if the awards are intended to qualify as performance based compensation.

Change in Control.    If we experience a "change in control" (as defined in our Equity Award Plan), the committee may accelerate the exercisability of all of the outstanding options and stock appreciation rights and/or provide for the immediate expiration of any restricted period relating to restricted stock awards or restricted stock units (which may include a waiver of any applicable performance goals).

Amendment and Termination.    Subject to particular limitations specified in our Equity Award Plan, our board may amend, suspend or terminate our Equity Award Plan. Our Equity Award Plan will terminate no later than February 9, 2015, but any awards outstanding under our Equity Award Plan on that date will remain outstanding in accordance with their terms.

2005 Awards under our Equity Award Plan.    On February 11, 2005, awards of incentive stock options under our Equity Award Plan were made to Mr. Cloward and Mr. Harris to purchase 138,889 shares and 55,556 shares of our common stock, respectively, with a per-share exercise price equal to $24.00 per option share. We entered into an incentive stock option agreement with each of Mr. Cloward and Mr. Harris covering the option grant, providing that each option grant vests as to 8.33% of the granted options on the first three-month anniversary of February 11, 2005 and as to an additional 8.33% of the options on each subsequent three-month anniversary of that date. Therefore, the option grant will be 100% vested on February 11, 2008, except that the unvested options will vest on the date of termination of employment Mr. Cloward or Mr. Harris, as applicable, due to the executive's death or disability or following a change in control. Upon termination of the employment of Mr. Cloward or Mr. Harris, as applicable, for cause, both the unvested and vested portions of the options will terminate on the date of termination. The options expire on February 9, 2015.

Our other executives received options to purchase an aggregate of 82,780 shares of our common stock under nonqualified stock option agreements entered into as of February 16, 2005, except that the unvested options will vest following a change in control. The options granted to other executives generally vest as to 25% of the award on each of the first four anniversaries of February 11, 2005. Our directors also received grants of options to purchase our common stock. See "Item 10. Directors and Executive Officers of the Registrant—Directors' Compensation."

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The table below sets forth, as of March 25, 2005, information with respect to the beneficial ownership of IWO's common stock by:

•	each of the current directors and executive officers included in "Item 10. Directors and Executive Officers" individually;

•	each person who is known to be the beneficial owner of more than 5% of any class or series of capital stock; and

•	all directors and executive officers as a group.

The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of such security, or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities.

Name of Beneficial Owner	Number of Shares	Percentage of Class
Bret Cloward (1)	11,569	*
Richard Harris (2)	4,628	*
Larry Dean	0	*
Andrew DiNovo	0	*
Bruce W. Sowalski	0	*
Michael E. Cusack	0	*
Charles E. Bayless (3)	58,258	1.2
Carolyn F. Katz	0	*
Ryan L. Langdon	0	*
Lowell W. Robinson	0	*
David P. Tomick	0	*
Accounts managed by AIG Global Investment Corp. (3) (4)	2,552,813	51.1
Funds managed by affiliates of Ares Management LLC (5)	400,001	8.0
Funds managed by Eaton Vance Management or its affiliates (6)	468,750	9.4
All current directors and executive officers as a group (11 persons) (7)	16,197	*

*	Less than 1%.

(1)	Consists of shares of common stock issuable upon the exercise of outstanding options exercisable within 60 days.

(2)	Consists of shares of common stock issuable upon the exercise of outstanding options exercisable within 60 days.

(3)	AIG Annuity Insurance Company, SunAmerica Life Insurance Company and The Variable Annuity Life Insurance Company have irrevocably appointed Charles E. Bayless as their proxy to represent and vote 58,258 shares of common stock of the Company beneficially owned by them. The proxy requires Mr. Bayless to vote the subject shares in accordance with the votes of the stockholders of the Company other than controlled affiliates of American International Group, Inc. Mr. Bayless disclaims beneficial ownership of the subject shares.

(4)	American International Group, Inc. is the ultimate parent of AIG Annuity Insurance Company, The Variable Annuity Life Insurance Company and SunAmerica Life Insurance Company.

American International Group, Inc. is also the ultimate parent of AIG Global Investment Corp., which acts as investment advisor to AIG Annuity Insurance Company, SunAmerica Life Insurance Company, The Variable Annuity Life Insurance Company, VALIC Company II – Strategic Bond Fund, SunAmerica Income Funds – High Yield Bond Fund, SunAmerica Series Trust – High Yield Bond Portfolio, SunAmerica Income Funds – Strategic Bond Fund and VALIC Company II – High Yield Bond Fund (collectively, the "Accounts") in connection with this investment. American International Group, Inc. or AIG Global Investment Corp., for the purposes of Rule 13d-3 promulgated under the Exchange Act of 1934, as amended, may be deemed to own beneficially the shares held by the Accounts. The Global Investment Committee of AIG Global Investment Corp., each member of which is described in AIG Global Investment Corp.'s Form ADV last filed with the Securities and Exchange Commission as of February 1, 2005, has the power to vote and dispose of the shares on behalf of the Accounts. American International Group, Inc. is headquartered at 70 Pine Street, New York, New York 10038. AIG Global Investment Corp. is headquartered at 175 Water Street, New York, New York 10038.

(5)	Includes 39,063 shares held directly by Ares Leveraged Investment Fund, L.P. ("ALIF") and 360,938 shares held directly by Ares Leveraged Investment Fund II, L.P. ("ALIF II"). ALIF, through its manager, Ares Management, L.P., through Ares Management, L.P.'s general partner, Ares Operating Member, LLC, has sole power to direct the voting and disposition of the 39,063 shares held directly by ALIF. ALIF II, through its manager, Ares Management II, L.P., through Ares Management II, L.P.'s general partner, Ares Operating Member II, LLC, has sole power to direct the voting and disposition of the 360,938 shares held directly by ALIF II. The business address for ALIF, Ares Management, L.P., Ares Operating Member, LLC, ALIF II, Ares Management II, L.P. and Ares Operating Member II, LLC, is c/o Ares Management LLC, 1999 Avenue of the Stars, Suite 1900, Los Angeles, CA 90067.

(6)	Includes 175,000 shares held by Boston Income Portfolio, 234,063 shares held by High Income Portfolio, 28,437 shares held by Eaton Vance Emerald High Yield Bond Fund, and 31,250 shares held by Diversified Investors High Yield Bond Fund (the "Funds"). Eaton Vance Management or one of its investment advisory affiliates ("Eaton Vance") acts as investment adviser to each Fund. Under rules promulgated under the Securities Exchange Act of 1934, Eaton Vance, due to certain voting and investment powers with respect to the shares held by the Funds, may be deemed to beneficially own such shares. The principal business address for Eaton Vance is The Eaton Vance Building, 255 State Street, Boston, MA 02109.

(7)	Consists of shares of common stock issuable upon the exercise of outstanding options exercisable within 60 days.

Item 13.	Certain Relationships and Related Transactions

On December 20, 1999, the Company and an affiliate of a former stockholder entered into a five-year advisory agreement whereby the Company was to receive consulting services from the affiliate for a $5,000,000 fee. On March 31, 2002 in connection with our acquisition by US Unwired, Inc., the remaining balance of $2.8 million was written-off as an operating expense. There was no such amount in 2004 or 2003 or the nine months ended December 31, 2002.

In connection with the Company's former senior credit facility, two participating financial institutions were also, at the time, shareholders of the Company. Interest expense incurred on their portion of debt outstanding for the years ended December 31, 2004 and December 31, 2003, the nine months ended December 31, 2002, and the three months ended March 31, 2002 amounted to $0, $1.7 million, $1.4 million and $0.4 million, respectively. Upon consummation of our reorganization, all of the liabilities, obligations and indebtedness owing under the former credit facility, which consisted of $215.0 million in respect of principal outstanding under the credit facility plus accrued interest thereon and fees and expenses, were paid in full.

The Company utilized the services of a law firm in which a partner of the law firm was a former stockholder of IWO. On December 20, 1999, the Company entered into a three-year professional services agreement with its outside General Counsel/stockholder, whereby the General

Counsel/stockholder was to provide legal services annually up to $400,000 and participate in the Company's stock option program. On September 17, 2000 the Company terminated the professional services agreement and replaced it with a one-year consulting agreement that provided for monthly payments of $10,000 and an annual bonus of up to $250,000. Legal fees incurred under the professional services agreement/consulting agreement for three months ended March 31, 2002 were approximately $0.2 million. There were no such charges for the years ended December 31, 2004 and December 31, 2003 and the nine months ended December 31, 2002.

Pursuant to the Plan of Reorganization, we entered into a registration rights agreement with accounts managed by AIG Global Investment Corp. providing for the registration of the common stock. The following is a summary of the material terms of that registration rights agreement.

Under the registration rights agreement, the holders of our common stock that are party to the agreement are entitled, subject to certain limitations and a customary "black-out" period, to certain demand, incidental or piggyback and shelf registrations under the Securities Act covering their shares of common stock. A demand registration made prior to the Exchange Act Registration Date (as defined in the registration rights agreement) can be made by (x) any holder or (y) any holder (and any transferee thereof, subject to certain limitations) who owns more than 50% of the aggregate number of the then outstanding Registrable Securities (as defined in the registration rights agreement). On or after the Exchange Act Registration Date, any holder (and any transferee thereof, subject to certain limitations) can trigger a demand registration. In any case, we are not obligated to effect a demand registration if the anticipated aggregate offering price to the public (net of underwriting commissions and discounts) is less than $10.0 million.

We will pay all costs and expenses associated with each registration, including the reasonable fees and expenses of one counsel for the holders. The holders will pay the costs of any underwriting discounts and commissions, as well as any broker's commissions relating to the registration. Each holder may assign its rights under the agreement in connection with a transfer of its common stock provided that the assignee becomes a party to the registration rights agreement.

In connection with the offering of our new notes, accounts managed by AIG Global Investment Corp., funds managed by affiliates of Ares Management LLC and funds managed by Eaton Vance Management or its affiliates, agreed to purchase, under certain circumstances if our Senior Discount Notes could not be otherwise sold in the offering, up to $60.0 million of such notes. Pursuant to such agreement, these three stockholders received an aggregate commitment fee of $1.2 million on February 10, 2005, the date we consummated our Plan of Reorganization.

Prior to the Plan of Reorganization, US Unwired was the parent of a U.S. federal consolidated group that included IWO and its subsidiaries. As such, US Unwired and IWO filed consolidated U.S. federal income tax returns. On February 16, 2005, IWO and its subsidiaries entered into a tax sharing agreement with US Unwired in order to equitably allocate the consolidated federal income tax liabilities of the consolidated group and any similar state and local tax liabilities between IWO and its subsidiaries, on the one hand, and the remainder of the US Unwired group, on the other hand. The tax sharing agreement also addresses certain procedural tax matters.

Item 14.	Principal Accountant Fees and Services

The following is a summary of the fees billed to IWO by Ernst & Young LLP for professional services rendered.

	Year ended December 31,
Fee Category	2004	2003
Audit fees	$602,706	$281,794
Audit-related fees	—	55,950
Tax fees	19,000	14,000
All other fees	—	—
Total fees	$621,706	$351,744

Fees for audit services include fees associated with the annual audit and the reviews of the Company's quarterly reports on Form 10-Q, including the required annual audit and reviews of quarterly reports of Form 10-Q for IWO, and services that are normally provided by the independent auditor in connection with statutory and regulatory filings or engagements. Audit-related fees principally include due diligence in connection with acquisitions, restructuring plans, accounting consultations, and employee benefit plan audits. Tax fees include tax compliance, tax advice and tax planning, including property tax compliance services.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)    Documents incorporated by reference or filed with this report

(1)    The required financial statements are included in this report beginning on page F–1.

(2)    The required financial statement schedule is included in this report on page S-1. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(3)    Listed below are the exhibits that are filed or incorporated by reference as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Exhibit
2.1	Order of the Bankruptcy Court, dated February 9, 2005, confirming the Company's Joint Plan of Reorganization, together with such Joint Plan of Reorganization, as so confirmed (incorporated by reference to Exhibit 2.1 to IWO Holdings, Inc.'s Form 8-K dated February 14, 2005).
3.1	Amended and Restated Certificate of Incorporation of IWO Holdings, Inc. (incorporated by reference to Exhibit 3.1 to IWO Holdings, Inc.'s Form 8-K dated February 14, 2005).
3.2	Amended and Restated By-Laws of IWO Holdings, Inc. (incorporated by reference to Exhibit 3.2 to IWO Holdings, Inc.'s Form 8-K dated February 14, 2005).
4.1	Indenture, dated January 6, 2005, by and between IWO Escrow Company and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to IWO Holdings, Inc.'s Form 8-K dated February 14, 2005).
4.2	Supplemental Indenture, dated February 10, 2005, by and among IWO Holdings, Inc., Independent Wireless One Corporation, Independent Wireless One Leased Realty Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to IWO Holdings, Inc.'s Form 8-K dated February 14, 2005).
4.3	Indenture, dated January 6, 2005, by and between IWO Escrow Company and U.S. Bank National Association (incorporated by reference to Exhibit 4.3 to IWO Holdings, Inc.'s Form 8-K dated February 14, 2005).
4.4	Supplemental Indenture, dated February 10, 2005, by and among IWO Holdings, Inc., Independent Wireless One Corporation, Independent Wireless One Leased Realty Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.4 to IWO Holdings, Inc.'s Form 8-K dated February 14, 2005).
4.5	Registration Rights Agreement, dated January 6, 2005, by and among IWO Escrow Company, Bear, Stearns & Co., Inc., Lehman Brothers Inc. and Merrill Lynch, Pierce, Fenner and Smith Incorporated and Joinder Agreement, dated February 10, 2005, by and among IWO Holdings, Inc., Independent Wireless One Corporation and Independent Wireless One Leased Realty Corporation (incorporated by reference to Exhibit 4.5 to IWO Holdings, Inc.'s Form 8-K dated February 14, 2005).
4.6	Assumption Agreement, dated February 10, 2005, by and among IWO Holdings, Inc., Independent Wireless One Corporation and Independent Wireless One Leased Realty Corporation (incorporated by reference to Exhibit 4.6 to IWO Holdings, Inc.'s Form 8-K dated February 14, 2005).

Exhibit Number	Description of Exhibit
4.7	Pledge and Security Agreement, dated January 6, 2005, by and between IWO Escrow Company and the Collateral Trustee and Joinder Agreement, dated February 10, 2005, by and among IWO Holdings, Inc., Independent Wireless One Corporation and Independent Wireless One Leased Realty Corporation (incorporated by reference to Exhibit 4.7 to IWO Holdings, Inc.'s Form 8-K dated February 14, 2005).
4.8	Collateral Trust Agreement, dated January 6, 2005, between IWO Escrow Company, U.S. Bank National Association, as trustee and the Bank of New York, as collateral trustee and Joinder Agreement, dated February 10, 2005, by and among IWO Holdings, Inc., Independent Wireless One Corporation and Independent Wireless One Leased Realty Corporation (incorporated by reference to Exhibit 4.8 to IWO Holdings, Inc.'s Form 8-K dated February 14, 2005).
10.1	Sprint PCS Management Agreement, dated as of February 9, 1999, among Independent Wireless One Corporation, Sprint Spectrum L.P. and WirelessCo, L.P., as amended by Addendum I, Addendum II, Addendum III, Addendum IV and Addendum V (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to IWO Holdings, Inc.'s Registration Statement on Form S-1, Registration No. 333-39746, filed on August 14, 2000).
10.2	Sprint PCS Services Agreement, dated as of February 9, 1999, between Independent Wireless One Corporation and Sprint Spectrum L.P., as amended by Addendum I, Addendum II, Addendum III, Addendum IV and Addendum V (incorporated by reference to Exhibit 10.5 to Amendment No.1 to IWO Holdings, Inc.'s Registration Statement on Form S-1, Registration No. 333-39746, filed on August 14, 2000).
10.3	Sprint Trademark and Service Mark License Agreement, dated as of February 9, 1999, between Independent Wireless One Corporation and Sprint Communications Company, L.P. (incorporated by reference to Exhibit 10.3 to IWO Holdings, Inc.'s and Independent Wireless One Corporation's Registration Statement on Form S-4, Registration No. 333-58902, filed on April 13, 2001).
10.4	Sprint Spectrum Trademark and Service Mark License Agreement, dated as of February 9, 1999, between Independent Wireless One Corporation and Sprint Spectrum L.P. (incorporated by reference to Exhibit 10.4 to IWO Holdings, Inc.'s and Independent Wireless One Corporation's Registration Statement on Form S-4, Registration No. 333-58902, filed on April 13, 2001).
10.5	Consent and Agreement, dated as of December 17, 1999, between Sprint Spectrum L.P., Sprint Communications Company, L.P., WirelessCo, L.P. and The Chase Manhattan Bank, as administrative agent (incorporated by reference to Form 10-K of IWO Holdings, Inc. filed on March 26, 2003).
10.6	Management Agreement, dated as of April 1, 2004, by and among US Unwired Inc., IWO Holdings, Inc., Independent Wireless One Corporation and Independent Wireless One Leased Realty Corporation (incorporated by reference to Exhibit 10(i)(d) to IWO Holdings, Inc.'s Form 10-Q for the quarterly period ended June 30, 2004).
10.7	First Amendment to Management Agreement, dated as of January 3, 2005, by and among IWO Holdings, Inc., Independent Wireless One Corporation, Independent Wireless One Leased Realty Corporation and US Unwired Inc. (incorporated by reference to Exhibit 10.1 to IWO Holdings, Inc.'s Form 8-K dated January 5, 2005).

Exhibit Number	Description of Exhibit
10.8	Addendum V to Sprint PCS Management Agreement and Sprint PCS Services Agreement, dated as of December 17, 2004, restating certain sections and paragraphs in Addenda I through IV (incorporated by reference to Exhibit 10.1 to IWO Holdings, Inc.'s Form 8-K dated December 22, 2004).
10.9	Settlement Agreement and Mutual Release, by and among Sprint Spectrum L.P., Spring Communications Company L.P., WirelessCo, L.P., Independent Wireless One Corporation and IWO Holdings, Inc., dated as of December 16, 2004 (incorporated by reference to Exhibit 10.2 to IWO Holdings, Inc.'s Form 8-K dated December 22, 2004).
10.10+	Employment Agreement, dated February 11, 2005, by and between Bret Cloward and IWO Holdings, Inc. (incorporated by reference to Exhibit 10.1 to IWO Holdings, Inc.'s Form 8-K dated February 14, 2005).
10.11+	Employment Agreement, dated February 11, 2005, by and between Richard Harris and IWO Holdings, Inc. (incorporated by reference to Exhibit 10.2 to IWO Holdings, Inc.'s Form 8-K dated February 14, 2005).
10.12+	2005 Equity Award Plan of IWO Holdings, Inc. (incorporated by reference to Exhibit 10.3 to IWO Holdings, Inc.'s Form 8-K dated February 14, 2005).
10.13+	Form of Non-Qualified Stock Option Agreement of IWO Holdings, Inc. (incorporated by reference to Exhibit 10.4 to IWO Holdings, Inc.'s Form 8-K dated February 14, 2005).
10.14+	Incentive Stock Option Agreement, dated as of February 11, 2005, by and between IWO Holdings, Inc. and Bret Cloward (incorporated by reference to Exhibit 10.5 to IWO Holdings, Inc.'s Form 8-K dated February 14, 2005).
10.15+	Incentive Stock Option Agreement, dated as of February 11, 2005, by and between IWO Holdings, Inc. and Richard Harris (incorporated by reference to Exhibit 10.6 to IWO Holdings, Inc.'s Form 8-K dated February 14, 2005).
10.16+	Registration Rights Agreement, dated February 10, 2005, among IWO Holdings, Inc. and certain affiliates of AIG Global Investment Corp. (incorporated by reference to Exhibit 10.7 to IWO Holdings, Inc.'s Form 8-K dated February 14, 2005).
10.17	Purchase Agreement, dated December 14, 2004, by and among IWO Escrow Company and Bear, Stearns & Co., Inc., Lehman Brothers Inc. and Merrill Lynch, Pierce, Fenner and Smith Incorporated (incorporated by reference to Exhibit 10.13 to IWO Holdings, Inc.'s Form 8-K dated February 14, 2005).
10.18	Tax Sharing Agreement, dated as of February 16, 2005, by and among IWO Holdings, Inc., Independent Wireless One Corporation, Independent Wireless One Leased Realty Corporation and US Unwired Inc. (incorporated by reference to Exhibit 10.1 to IWO Holdings, Inc.'s Form 8-K/A dated February 17, 2005).
21.1	Subsidiaries of IWO Holdings, Inc. (incorporated by reference to Exhibit 21.1 to IWO Holdings, Inc.'s Registration Statement on Form S-1, Registration No. 333-39746, filed on June 21, 2000).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description of Exhibit
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

+	Indicates management contract or compensatory plan or arrangement.

IWO HOLDINGS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
IWO Holdings Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of IWO Holdings Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2004 and 2003 and for the periods from April 1, 2002 through December 31, 2002 and January 1, 2002 through March 31, 2002. Our audits also included the financial statement schedule listed in the index at Item 15(b). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit on the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IWO Holdings Inc. and subsidiaries at December 31, 2004 and 2003 and the consolidated results of their operations and their cash flows for the years ended December 31, 2004 and 2003 and for the periods from April 1, 2002 through December 31, 2002 and January 1, 2002 through March 31, 2002, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill.

As discussed in Note 1 to the consolidated financial statements, the Company has restated its financial statements for the year ended December 31, 2003 and the period from April 1, 2002 through December 31, 2002.

/s/ ERNST & YOUNG LLP
Houston, Texas
March 11, 2005

IWO HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	As of December 31,
	2004	2003
		(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$33,840	$32,337
Restricted cash	80	19,358
Subscriber receivables, net of allowance for doubtful accounts of $2,077 and $2,228, respectively	11,381	9,938
Inventory	1,386	1,619
Prepaid expenses and other assets	7,721	5,867
Total current assets	54,408	69,119
Property and equipment, net	150,796	165,511
Intangible assets, net	17,331	25,642
Note receivable	—	179
Other assets	13,643	16,540
Total assets	$236,178	$276,991
LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
Accounts payable	$24,277	$17,079
Accrued expenses	40,333	38,251
Payable to related party	471	39
Current maturities of long-term obligations	355,275	351,697
Total current liabilities	420,356	407,066
Other long-term liabilities	5,851	5,140
Stockholder's deficit:
Common stock (nonvoting)—$.01 par value, 100,000 shares authorized, issued and outstanding at December 31, 2004	1	1
Additional paid in capital	446,449	446,449
Retained deficit	(636,479)	(581,665)
Total stockholder's deficit	(190,029)	(135,215)
Total liabilities and stockholder's deficit	$236,178	$276,991

See accompanying notes

IWO HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)

	Years ended December 31,		For the Period from April 1, 2002 through December 31, 2002	For the Period from January 1, 2002 through March 31, 2002
	2004	2003
		(Restated)	(Restated)
Revenues:
Subscriber	$139,870	$128,728	$87,121	$25,965
Roaming	38,062	35,574	32,030	7,014
Merchandise sales	8,873	7,047	5,704	2,554
Other revenue	448	500	41	3
Total revenue	187,253	171,849	124,896	35,536
Operating expenses:
Cost of services	98,541	103,396	88,914	17,532
Merchandise cost of sales	18,031	13,361	8,519	4,577
General and administrative	18,494	12,045	7,747	19,382
Sales and marketing	32,341	32,946	31,209	8,519
Depreciation and amortization	35,349	54,767	44,543	5,714
Asset abandonment charge	—	12,079	—	—
Impairment of goodwill	—	—	214,191	—
Impairment of intangible assets	—	—	188,330	—
Total operating expenses	202,756	228,594	583,453	55,724
Operating loss	(15,503)	(56,745)	(458,557)	(20,188)
Other (expense) income:
Interest expense	(39,722)	(41,029)	(28,061)	(8,064)
Interest income	495	848	1,910	1,416
Loss on sale of assets	(84)	(31)	—	—
Total other expense	(39,311)	(40,212)	(26,151)	(6,648)
Net loss	$(54,814)	$(96,957)	$(484,708)	$(26,836)

See accompanying notes

IWO HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)
(In thousands)

	IWO Holdings, Inc. Capital Stock	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Retained Deficit	Treasury Stock	Promissory Notes Receivable	Total
Balance at December 31, 2001	$377	$184,305	$(1,076)	$(127,021)	$(598)	$(194)	$55,793
Net loss	—	—	—	(26,836)	—	—	(26,836)
Balance at March 31, 2002	377	184,305	(1,076)	(153,857)	(598)	(194)	28,957
Adjustment to the equity balances of IWO Holdings, Inc. as of March 31, 2002 resulting from the acquisition by US Unwired Inc.	(376)	262,144	1,076	153,857	598	194	417,493
Net loss, as restated	—	—	—	(484,708)	—	—	(484,708)
Balance at December 31, 2002, as restated	1	446,449	—	(484,708)	—	—	(38,258)
Net loss, as restated	—	—	—	(96,957)	—	—	(96,957)
Balance at December 31, 2003, as restated	1	446,449	—	(581,665)	—	—	(135,215)
Net loss	—	—	—	(54,814)	—	—	(54,814)
Balance at December 31, 2004	$1	$446,449	$—	$(636,479)	$—	$—	$(190,029)

See accompanying notes

IWO HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years ended December 31,		For the Period From April 1, 2002 through December 31, 2002	For the Period From January 1, 2002 through March 31, 2002
	2004	2003
Cash flows from operating activities		(Restated)	(Restated)
Net loss	$(54,814)	$(96,957)	$(484,708)	$(26,836)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	37,975	57,392	47,688	6,732
Asset abandonment	—	12,079	—	—
Impairment of goodwill	—	—	214,191	—
Impairment of intangible assets	—	—	188,330	—
Accretion of debt discount	1,762	1,491	1,022	106
(Gain) Loss on sale of investment securities	84	31	(29)	—
Changes in operating assets and liabilities:
Subscriber receivables	(1,443)	1,906	(1,554)	(1,706)
Inventory	233	960	360	1,031
Receivables/payables from related parties	542	516	(320)	—
Prepaid expenses	(2,226)	(1,138)	(1,092)	3,073
Other assets	273	(325)	1,581	1,209
Accounts payable	6,733	2,502	(9,044)	2,590
Accrued expenses	3,013	10,293	10,875	(1,067)
Net cash used in operating activities	(7,868)	(11,250)	(32,700)	(14,868)
Cash flows from investing activities
Purchases of property and equipment	(11,883)	(13,354)	(53,820)	(29,144)
Acquisition costs	—	—	(191)	—
Proceeds from the sale of assets	159	74	—	—
Proceeds from sales and maturities of investment securities	—	—	66,967	6,000
Release of restricted cash and U.S. Treasury obligations—held to maturity	19,279	21,859	10,449	10,717
Net cash provided by (used in) investing activities	7,555	8,579	23,405	(12,427)
Cash flows from financing activities
Proceeds from long-term debt	1,816	—	43,184	40,000
Payment of long-term debt	—	—	—	(15,000)
Other financing activities	—	—	20	—
Net cash provided by financing activities	1,816	—	43,204	25,000
Net change in cash and cash equivalents	1,503	(2,671)	33,909	(2,295)
Cash and cash equivalents at beginning of year	32,337	35,008	1,099	3,394
Cash and cash equivalents at end of year	$33,840	$32,337	$35,008	$1,099
Supplemental Cash Flow Disclosure:
Cash paid for interest	$22,434	$28,052	$13,796	$13,280
Non-Cash Activities
Property and equipment purchases in accounts payable	$1,524	$990	$2,474	$9,579

See accompanying notes

IWO HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

1.    Description of Business and Summary of Significant Accounting Policies

IWO Holdings, Inc. ("IWO") is a PCS affiliate of Sprint, the personal communications services division of Sprint Corporation and has the exclusive right to provide digital wireless personal communications services, or PCS, under the Sprint brand names in a territory that includes a total population, or POPs, of approximately 6.3 million in a service area that covers upstate New York, including the markets of Albany, Syracuse and Ithaca, substantially all of New Hampshire and Vermont and portions of Massachusetts and Pennsylvania.

In April 2002 the Company was acquired by US Unwired Inc. ("US Unwired"). Due to the events as discussed in Note 2, on February 10, 2005, US Unwired ceased to have an equity interest in the Company.

The following is a summary of significant accounting policies:

Consolidation Policy

The consolidated financial statements include the accounts of IWO and its wholly owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

Restatement of Prior Years

The Company reviewed its accounting practices with respect to lease transactions. As a result of this review and in consultation with the audit committee of its board of directors and its independent registered public accounting firm, Ernst & Young LLP, the Company determined that it was appropriate to restate its historical consolidated financial statements from April 1, 2002, the date of the acquisition by US Unwired, through September 30, 2004 (see Note 12 to the Consolidated Financial Statements for restated quarterly financial results of operations). Historically, when accounting for operating leases with escalation provisions, the Company recorded lease expense at the current rate specified in the lease. The Company re-evaluated its position and determined that its operating lease expense should be recognized on a straight-line basis over the term of the lease (as defined in Statements of Financial Accounting Standards ("SFAS") No. 13, "Accounting for Leases," as amended) that is consistent with the depreciable lives of the assets associated with the leased property. The adjustments, as discussed below, relate solely to accounting treatment of these lease payments, and do not affect the Company's historical or future cash flows or the timing of payments under the related leases.

As a result of these restatements, certain previously recorded amounts to the Company's historical consolidated statements of operations have been adjusted as follows (in thousands):

Year ended December 31, 2003	As Originally Reported	Adjustments	As Restated
Cost of services	$102,305	$1,091	$103,396
General and administrative	12,045	—	12,045
Sales and marketing	32,772	174	32,946
Depreciation and amortization	54,635	132	54,767
Total operating expenses	227,197	1,397	228,594
Operating loss	(55,348)	(1,397)	(56,745)
Net loss	(95,560)	(1,397)	(96,957)

IWO HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — (Continued)
December 31, 2004

Period from April 1, 2002 to December 31, 2002	As Originally Reported	Adjustments	As Restated
Cost of services	$86,404	$2,510	$88,914
General and administrative	7,688	59	7,747
Sales and marketing	30,797	412	31,209
Depreciation and amortization	44,313	230	44,543
Total operating expenses	580,242	3,211	583,453
Operating loss	(455,346)	(3,211)	(458,557)
Net loss	(481,497)	(3,211)	(484,708)

Reclassifications

Certain reclassifications have been made to the Company's consolidated statements of operations as of December 31, 2003 and for the period from April 1, 2002 to December 31, 2002 from the amounts that had been previously reported. The reclassifications were made in order to align the classification of certain expenses with other publicly traded Sprint affiliates and other companies in the PCS telecom industry. These expenses primarily consist of Sprint PCS related fees for back office services, bad debt expense, handset upgrades and certain wages, benefits and taxes. For the years ended December 31, 2003 and for the period from April 1, 2002 to December 31, 2002, this resulted in a decrease to general and administrative expense of $34.0 million and $31.0 million, respectively, offset by an increase to cost of service of $32.8 million and $30.1, respectively, and an increase to sales and marketing expense of $1.2 million and $0.9 million, respectively. These reclassifications had no impact on total operating expenses, operating loss or net loss for any of the periods.

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

Inventory

Inventory consists of PCS telephones and related accessories and is carried at cost. Cost is determined by the moving weighted average method, which approximates the first-in, first-out method.

Property and Equipment

Property and equipment is stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets as follows:

Years
Buildings and building improvements	39
Leasehold improvements	10
Facilities and equipment	7 to 10
Furniture, fixtures, computers and vehicles	3 to 7

Depreciation expense was approximately $26.9 million, $24.9 million, $15.9 million and $4.8 million for years ended December 31, 2004, December 31, 2003, the nine-month period ended December 31, 2002 and the three-month period ended March 31, 2002.

Long Lived Assets

The Company assesses the impairment of long-lived assets and goodwill in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other

IWO HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — (Continued)
December 31, 2004

Intangible Assets", and No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. SFAS No. 142 requires annual tests for impairment of goodwill and intangible assets that have indefinite useful lives and interim tests when an event has occurred that more likely than not has reduced the fair value of such assets.

Deferred Financing Costs

Deferred financing costs include costs incurred in connection with the issuance of the Company's long-term obligations. These costs are amortized over the terms of the related debt using the interest method. Accumulated amortization expense was approximately $7.2 million and $4.6 million at December 31, 2004 and 2003, respectively.

Revenue Recognition

The Company earns revenue by providing access to and usage of its network and sales of merchandise. Subscriber revenue consists primarily of a basic service plan (where the customer purchases a pre-allotted number of minutes for voice and/or data transmission); airtime (which consists of billings for minutes that either exceed or are not covered by the basic service plan); long distance; and charges associated with travel outside our service area. Travel revenue is generated on a per-minute basis when a Sprint subscriber outside of our markets uses the Company's service when traveling through the Company's markets. Foreign roaming revenue is generated when a non-Sprint customer uses the Company's service when traveling through the Company's markets. The Company recognizes roaming revenue through an agreement that allows a reseller to sell prepaid wireless services in its markets. Revenues are recognized when amounts are considered to be earned under the respective service plans and collection of such amounts is considered probable.

Sprint retains 8% of collected service revenues from subscribers based in the Company's service area, foreign roaming and for revenue generated under its reseller agreement. The amount of affiliation fees retained by Sprint PCS is recorded as a cost of services expense. Revenues derived from the sale of handsets and accessories by the Company and from certain roaming services (outbound roaming and roaming revenues from Sprint and its PCS network partner subscribers) are not subject to the 8% affiliation fee from Sprint.

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

The Company recognizes revenues from activation fees in accordance with Emerging Issues Task Force ("EITF") No. 00-21. In May 2003, the EITF modified its previous consensus to EITF 00-21 to clarify the scope of Issue 00-21 and its interaction with other authoritative literature. As permitted under the modified consensus, the Company adopted this modified consensus effective July 1, 2003 for all revenue arrangements entered into subsequent to June 30, 2003. EITF 00-21 addresses the determination of whether an arrangement involving more than one deliverable contains more than

IWO HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — (Continued)
December 31, 2004

one unit of accounting and how the related revenues should be measured and allocated to the separate units of accounting. In applying this guidance, separate contracts with the same party, entered into at or near the same time, will be presumed to be a package, and the consideration will be measured and allocated to the separate units based on their relative fair values. The Company believes that the sale of handsets and future service under contract should be accounted for as separate units under EITF 00-21. As a result, the total consideration under these arrangements, including any related activation fees, is allocated between these separate units based on their relative fair values.

Advertising Costs

Advertising costs are charged to expenses as incurred and was approximately $5.6 million, $7.6 million, $8.8 million and $1.1 million for years ended December 31, 2004, December 31, 2003, the nine-month period ended December 31, 2002 and the three-month period ended March 31, 2002.

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

Stock Compensation Arrangements

The Company accounts for its stock compensation arrangements under the provisions of APB 25, "Accounting for Stock Issued to Employees." Had compensation expense for the Company's stock option plan been determined in accordance with SFAS No. 123, "Accounting for Stock Options," the Company's net loss for the years ended December 31, 2004 and December 31, 2003, the nine month period ended December 31, 2002 and the three month period ended December 31, 2002 would have been (in thousands):

	December 31,
	2004	2003	For the period April 1, 2002 to December 31, 2002	For the period January 1, 2002 to March 31, 2002
Net loss, as reported	$(54,814)	$(96,957)	$(484,708)	$(26,836)
Add recorded non-cash stock compensation	—	—	—	—
Less non-cash stock compensation in accordance with SFAS No. 123	—	—	—	—
Pro forma	$(54,814)	$(96,957)	$(484,708)	$(26,836)

IWO HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — (Continued)
December 31, 2004

Concentrations of Credit Risk

Financial instruments, which potentially expose the Company to concentrations of credit risk, consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash and temporary cash investments with high credit quality financial services companies.

Collectibility of subscriber receivables is impacted by economic trends in each of the Company's markets and the Company has provided an allowance that it believes is adequate to absorb losses from uncollectible amounts. The Company estimates its allowance by examining the components of its revenue. The Company establishes a general reserve for all accounts recoverable that are estimated to be uncollectible. The evaluation of the adequacy of these amounts is based on the Company's own historical experience and discussions with Sprint and other Sprint affiliates. When it is determined that a customer account is uncollectible, the balance is written off against the existing allowance.

Segments

The Company and its subsidiaries have been operated and are evaluated by management as a single operating segment in accordance with the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

New Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, "Accounting for Stock Options." Statement 123R supersedes Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees" and amends FASB Statement No. 95, "Statement of Cash Flows." The Company intends to adopt FASB 123R on July 1, 2005 and has disclosed its impact to its audited consolidated financial statements in Significant Accounting Policies, Stock Compensation Arrangements, above.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity," which is effective at the beginning of the first interim period beginning after June 15, 2003. However, certain aspects of SFAS 150 have been deferred. SFAS No. 150 establishes standards for the Company's classification of liabilities in the financial statements that have characteristics of both liabilities and equity. The adoption of SFAS 150 did not have a material impact on the Company's financial position, results of operations, or cash flows.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities—An Interpretation of Accounting Research Bulletin (ARB) No. 51" ("FIN 46"). This interpretation clarifies how to identify variable interest entities and how a company should assess its interests in a variable interest entity to decide whether to consolidate the entity. FIN 46 applies to variable interest entities created after January 31, 2003, in which a company obtains an interest after that date. Also, FIN 46 applies in the first fiscal quarter or interim period beginning after December 15, 2003, to variable interest entities in which a company holds a variable interest that it acquired before February 1, 2003. The adoption of this interpretation did not have a material effect on the Company's financial position, results of operations or cash flows.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation expands the disclosures to be made by a guarantor about its obligations under certain guarantees and requires that, at the inception of a guarantee, a guarantor recognize a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements are effective immediately. As disclosed in Note 13, Independent Wireless One Corporation has fully and unconditionally guaranteed the Company's obligations under the IWO 14% senior notes. The

IWO HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — (Continued)
December 31, 2004

initial recognition and measurement provisions of this interpretation are effective for guarantees issued or modified after December 31, 2002. The adoption of the initial recognition and measurement provisions of this interpretation did not have a material effect on the Company's financial position, results of operations or cash flows.

2.    Liquidity and Recent Developments

As of December 31, 2004, the Company was in default of its senior credit facility. Since March 2004, the Company has failed to make $13.8 million in principal payments due on its senior credit facility and was not in compliance with the restrictive covenants under its senior credit facility. In September 2004, one of the holders of the Company's senior credit facility elected to fund $1.8 million, which represented that holder's remaining obligation of a draw request made in 2002. The holders of the Company's senior credit facility have denied the Company access to the remaining $23.4 million in availability.

Additionally, the Company has failed to make scheduled semi-annual interest payments on its senior notes due July 15, 2004 and January 15, 2005 and the holders of the Company's senior notes can place the Company in default of its senior notes.

As a result, at December 31, 2004, the Company classified all outstanding indebtedness of both its senior credit facility and senior notes as a current liability.

As a result of liquidity challenges, the Company made the decision to reduce capital expenditures for network expansion and abandon the construction of cell sites that did not provide a sufficient level of enhanced coverage. The Company recorded an asset abandonment charge of $12.1 million during 2003 for these abandoned cell sites and their related property leases. Included in this asset abandonment charge were cell sites that it was required to construct to meet the build-out requirements under its Sprint PCS management agreement. Failure to complete the build-out of its service area will place the Company in violation of its Sprint PCS management agreement. As a result, Sprint PCS could declare the Company in default and take action up to and including termination of its Sprint management agreement. At December 31, 2004, the Company's construction in progress included $6.6 million primarily related to cell sites that the Company planned to complete, and the Company estimates that completion of these cell sites will require approximately $6.0 million in additional costs to complete construction and place these sites in operation.

In November 2004, IWO Escrow Company ("IWO Escrow") was formed to facilitate the reorganization of the Company and reorganize the ownership and capital structure of the Company. IWO Escrow is a special purpose entity that is neither a subsidiary nor an affiliate of either US Unwired or the Company.

On November 29, 2004, the Company entered into a lock up agreement with holders of approximately 68% of the Company's senior notes pursuant to which such holders agreed to vote in favor of and support the Company's proposed financial restructuring plan including among other things, the filing by the debtors of a chapter 11 case, subject to the terms and conditions contained in the lock up agreement. Following a pre-petition solicitation of votes from the holders of the Company's senior notes, the Company received the votes of the holders of approximately 89.9% of the Company's senior notes, constituting approximately 99.2% of the Company's senior notes held by those holders voting, in support of the Company's Plan of Reorganization.

On November 29, 2004, IWO Escrow signed a letter of intent with Sprint PCS, contingent on the consummation of the reorganization of the Company, under which the parties agreed to amend the Company's affiliation agreement with Sprint PCS. The amendments were retroactively effective to November 1, 2004 and subject to the right of Sprint PCS to terminate the amendments in the event a reorganization of the Company did not occur. The amendments include a provision for the settlement

IWO HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — (Continued)
December 31, 2004

of all outstanding disputed charges between the Company and Sprint PCS that had been disputed by the Company prior to November 1, 2004; the restructuring of costs that Sprint PCS charges the Company for certain services, which would also be adjusted effective November 1, 2004; an increase in the fixed reciprocal roaming rate, which rate will be retroactive back to November 1, 2004; a reduction in the Company's coverage area by approximately 100,000 people in certain portions of New Hampshire and Vermont; and, a modification to the service area build-out requirements.

On December 1, 2004, the Company commenced a solicitation of consents from the Company's creditors to a pre-packaged plan of bankruptcy.

On December 14, 2004, IWO Escrow offered $150 million in Senior Secured Floating Rate Notes due 2012 and $140 million Principal Amount at Maturity 10.75% Senior Discount Notes due 2015 ("new notes"). The proceeds from the new notes, approximately $232.7 million, were placed in escrow pending the consummation of the reorganization of the Company and the merger of IWO Escrow and the Company.

On January 4, 2005, the Company filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware ("Bankruptcy Court") seeking relief under the provision of chapter 11 of title 11 of the United States Code ("Bankruptcy Code"). Upon filing the petition, the Company's continued to operate its businesses as debtors–in–possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provision of the Bankruptcy Code and the orders of the Bankruptcy Court.

On February 9, 2005, the Bankruptcy Court entered an order confirming the Company's pre–packaged chapter 11 joint plan of reorganization (the "Plan of Reorganization"). Pursuant to the Plan of Reorganization, on February 10, 2005, IWO Escrow was merged into the Company and the Company issued approximately $232.7 million in aggregate proceeds of new notes. The Company repaid in full and terminated its existing $215.0 million senior credit facility. The $160.0 million senior notes were cancelled and exchanged for all of the new common stock of the Company and the existing common stock of the Company, all of which was owned by US Unwired, was cancelled, with no distributions or payments thereon.

In connection with the consummation of the Plan of Reorganization, the Company terminated its management agreement with US Unwired, dated April 1, 2004, as amended on January 3, 2005 ("the management agreement"). The termination of the management agreement is subject to a four–month transition period during which US Unwired will continue to provide transitional management and restructuring services to the Company as defined in the management agreement.

Due to the uncertainty as of December 31, 2004 of this transaction being completed, the accompanying audited consolidated financial statements do not reflect the effects of the Company's reorganization.

Implementation of Fresh–Start Accounting

Pursuant to the American Institute of Certified Public Accountants, or the AICPA, Statement of Position 90–7 ("SOP 90-7"), "Financial Reporting By Entities in Reorganization Under the Bankruptcy Code", the accounting for the effects of the reorganization will occur once the Plan of Reorganization is confirmed by the Bankruptcy Court and there are no remaining contingencies material to completing the implementation of the Plan of Reorganization. The fresh-start accounting principles of SOP 90-7 provide, among other things, for the Company to determine the value to be assigned to the assets of reorganized IWO Holdings as of the confirmation date.

Under fresh-start accounting, the Company's reorganization value will be allocated to its assets based on their respective fair values in conformity with the purchase method of accounting for business combinations; any portion not attributed to specific tangible or identified intangible assets will

IWO HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — (Continued)
December 31, 2004

be treated as an indefinite-lived intangible asset referred to as "reorganization value in excess of value of identifiable assets" and will be recorded on the Company's balance sheet as goodwill. If there is any excess of fair value of assets and liabilities over our confirmed enterprise value, such excess will be accounted for by reducing the carrying value of all of the Company's assets (except current assets) on a pro rata basis.

Certain assets as well as related depreciation and amortization expense set forth on the Company's financial statements do not yet give effect to the adjustments that will result from the adoption of fresh-start accounting and as a result, could change materially. Accordingly, the Company's financial condition and results of operations from and after the effective date of the Plan of Reorganization will not be comparable to the financial condition or results of operations reflected in the Company's audited consolidated financial statements.

3.    Goodwill and Intangible Assets

The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," and No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", on January 1, 2002.

The Company completed the first of the required impairment tests of goodwill and indefinite lived assets as of January 1, 2002 and determined that the adoption of this provision of the new rules had no impact on the Company's financial statements at that time. As a result of the impairment indicators discussed in Note 2 above, the Company performed an impairment test of goodwill in the fourth quarter of 2002 and in the fourth quarter of 2003. In connection with this impairment tests, the Company also reviewed its long-lived assets for impairment under SFAS No. 144.

The Company determined that US Unwired and IWO are considered to be separate reporting units as each constitutes a separate business for which discrete financial information is available and management regularly reviews the operating results of each of these businesses. This determination is further supported as each has separate debt instruments, which under the terms of these, funds available under the US Unwired debt instruments can only be used by US Unwired to finance the operations of US Unwired, and the funds available under the IWO debt instruments can only be used to finance the operations of IWO Unwired.

The Company engaged an independent national valuation firm to assist with the impairment valuation. As a result of the impairment valuation as of October 31, 2002, management believed that both goodwill and a significant portion of IWO's intangible assets were impaired. As a result, IWO recorded a goodwill impairment of approximately $214.2 million and an intangible asset impairment of $188.3 million associated with IWO's right to provide service under the Sprint PCS management agreement in the quarter ended December 31, 2002. The Sprint PCS management agreement was originally assigned a value of $215.0 million and was being amortized using the straight-line method over 218 months. A similar valuation by the independent national valuation firm as of October 31, 2004 and as of October 31, 2003 indicated no additional impairment of goodwill or any of the Company's long-lived assets.

IWO HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — (Continued)
December 31, 2004

4.    Details of Certain Balance Sheet Accounts

Additional information regarding certain balance sheet accounts is presented below.

	December 31,
	2004	2003
	(In thousands)
Property and equipment
Land	$168	$168
Buildings	5,842	5,842
Leasehold improvements	3,548	3,519
Facilities and equipment	196,124	184,981
Furniture, fixtures, and vehicles	5,642	5,684
Asset retirement obligation	313	—
Construction in progress	6,626	6,026
	218,263	206,220
Less accumulated depreciation	67,467	40,709
	$150,796	$165,511
Intangible assets
Sprint PCS affiliation agreement	$19,766	$19,766
Subscriber base	—	57,500
	19,766	77,266
Less accumulated amortization	2,435	51,624
	$17,331	$25,642
Other assets
Deferred financing costs	$18,582	$18,582
Other	2,281	2,553
	20,863	21,135
Less accumulated amortization	7,220	4,595
	$13,643	$16,540
Accrued expenses
Unearned revenue and customer deposits	$6,445	$6,115
Accrued interest	21,468	19,766
Accrued Sprint PCS settlements	5,384	4,155
Other	7,036	8,215
	$40,333	$38,251

5.    Asset Retirement Obligations

The Company's network is primarily located on leased property, and, in certain cases, the Company has certain contractual obligations, principally related to its lease of space on towers, that fall within the scope of SFAS No. 143, "Accounting for Asset Retirement Obligations". These obligations upon lease termination primarily include certain remediation of leased tower space and land on which the Company's network equipment is located and may include the repair of the towers, the removal of fencing that protects the base station and the concrete pad on which the base station is mounted, testing soil for remediation and the removal of cables and other equipment. In addition, the Company has leases related to switch sites, retail and administrative locations subject to the provisions

IWO HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — (Continued)
December 31, 2004

of SFAS No. 143. Remediation upon termination may include the removal of fixtures and equipment and delivering the premises in good condition except for normal wear and tear.

In 2004, the Company recorded a total initial asset retirement obligation of approximately $0.2 million. As of December 31, 2004, the Company had limited experience related to vacated leased properties having vacated only a few leased properties during the past several years and has incurred only nominal costs associated with the termination of the tower leases and retail outlets. As such, the Company made certain assumptions in determining its initial asset retirement obligation under SFAS No. 143 related to the probability of remediation, the estimated terms of the leases, interest rates and inflationary factors. The Company concluded an average estimated cost of $5,200 to remediate each of its 721 leased tower sites and concluded that it would have only a nominal financial obligation to remediate its leased retail outlets.

6.    Long-Term Debt

For a detailed discussion of long-term debt, refer to Note 2, IWO Liquidity and Recent Developments.

Long-term debt consisted of the following:

	December 31,
	2004	2003
	(In thousands)
Senior notes	$140,275	$138,513
Senior Bank Credit Facility	215,000	213,184
Total long-term debt	$355,275	$351,697

IWO is an unrestricted subsidiary of US Unwired. As a result, funds available under the IWO senior bank credit facilities can only be used by IWO to finance operations of IWO.

As of December 31, 2004, the Company was in default of its senior bank credit facility. Since March 2004, the Company has failed to make $13.8 million in principal payments due on the senior secured credit facility and was not in compliance with the restrictive covenants under its senior secured credit facility. The holders of the senior credit facility have denied the Company access to the remaining $23.4 million in availability. Additionally, the Company has failed to make scheduled semi-annual interest payments on its senior notes due July 15, 2004 and January 15, 2005 and the holders of the senior notes can place the Company in default of its senior notes. For a detailed discussion of Liquidity and Recent Developments, refer to Note 2.

Senior Notes – 14%

In February 2001, the Company issued 160,000 units, each consisting of $1,000 principal amount of 14% Senior Notes ("the senior notes") due January 15, 2011 and one warrant to purchase 12.50025 shares of the Company's class C common stock at an exercise price of $7.00 per share. As a result of US Unwired's acquisition of the Company in April 2002, this warrant was converted to a US Unwired warrant to purchase 12.96401 shares of US Unwired's common stock at $6.75 per share. Interest is payable semi-annually on January 15 and July 15 of each year. Independent Wireless One Corporation, a wholly owned subsidiary of IWO, is the sole guarantor of the senior notes. All of the Company's restricted subsidiaries formed or acquired after the issuance of the senior notes that guarantee the senior credit facility will also be required to guarantee the senior notes. The senior notes are not guaranteed by Independent Wireless One Realty Corporation, a wholly owned subsidiary of IWO, or US Unwired and its subsidiaries.

IWO HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — (Continued)
December 31, 2004

A portion of the original proceeds of the senior notes were used to purchase a portfolio of U.S. government securities that generated sufficient proceeds to make the first six scheduled interest payments on the senior notes through January 2004. The account holding theses funds has been pledged to the trustee for the benefit of the holders of the IWO senior notes.

On February 10, 2005, the $160.0 million senior notes were cancelled and exchanged for all of the new common stock of the Company and the existing common stock of the Company, all of which was owned by US Unwired, was cancelled, with no distributions or payments thereon.

Senior Credit Facility

Effective December 2000, Independent Wireless One Corporation entered into an amended and restated senior credit facility ("senior credit facility") under which it could borrow up to $240 million in the aggregate consisting of up to $70 million in revolving loans and $170 million in term loans. The senior credit facility was to mature in 2008. The term loans were due to be repaid in quarterly installments beginning in March 2004 and the reducing revolver was to mature in March 2008. All loans under the senior credit facility, effective with the date of the default, bore interest at a rate of 4.25-4.75 percent above the agent bank's prime rate. The senior credit facility was secured by all of the assets of the Company and its subsidiaries. The credit facility was available for use only by the Company and its subsidiaries. As discussed in Note 2, on February 10, 2005, the Company repaid in full and terminated its $215.0 million senior credit facility

Maturities of contractual obligations are as follows assuming acceleration of the Company's obligations in 2005 (in thousands):

Long-Term Debt
2005	$375,000
2006	—
2007	—
2008	—
2009	—
Thereafter	—
Total	$375,000

7.    Income Taxes

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

IWO HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — (Continued)
December 31, 2004

	Years Ended December 31,
	2004	2003	For the Period from April 1, 2002 through December 31, 2002	For the Period from January 1, 2002 through March 31, 2002
	(In thousands)
Computed "expected" tax benefit	$(19,185)	$(33,935)	$(169,648)	$(9,392)
Other	13	11	21	2,692
State income taxes, net of federal income taxes	(2,740)	(4,848)	(14,750)	—
Goodwill impairment	—	—	74,900	—
Increase in valuation allowance	21,912	39,894	109,477	6,700
Prior year return to provision differences	—	(1,122)	—	—
Total income tax expense/(benefit)	$—	$—	$—	$—

The tax effects of temporary differences that give rise to the significant components of deferred tax assets and deferred tax liabilities are presented below:

	December 31, 2004	December 31, 2003	December 31, 2002
	(In thousands)
Deferred tax assets/(liabilities):
Federal net operating losses	$130,454	$135,565	$98,818
Start-up costs	—	—	1,053
Stock compensation	2,021	2,021	2,021
Intangible assets	33,310	31,708	19,085
Accrued expenses	2,087	2,612	1,971
Allowance for bad debt	831	891	1,137
Unearned revenues	2,821	1,840	2,057
Unrealized Gain-Sale of Securities	266	266	—
Interest on Debt Offering	597	597	—
Depreciation on fixed assets	(17,356)	(17,609)	(8,145)
	155,031	157,891	117,997
Less valuation allowance	155,031	157,891	117,997
Net deferred tax liability	$—	$—	$—

At December 31, 2004, the Company had available approximately $371 million of net operating loss carry forwards for federal income tax purposes. This carry forward, which may provide future tax benefits, begins to expire in 2019. Under the provisions of the Internal Revenue Code, certain substantial changes in the Company's ownership may limit the amount of federal net operating loss carry forwards that could be used in future years to offset taxable income and taxes payable.

In assessing the possibility of realization of deferred tax assets at December 31, 2004, the Company considered whether it was more likely than not that some portion or all of the deferred tax assets would not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon these considerations, the Company provided a valuation allowance to reduce the carrying value of certain of its deferred tax assets.

IWO HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — (Continued)
December 31, 2004

Tax impact of the reorganization

For federal income tax purposes as of December 31, 2004, IWO is currently a member of an affiliated group of which US Unwired is the common parent (the "US Unwired Group"), and join in the filing of a consolidated federal income tax return. As of February 10, 2005 and effective with the reorganization, this is no longer the case. The US Unwired Group has reported substantial consolidated net operating loss carry forwards for federal income tax purposes as of December 31, 2004, of which approximately $371 million are allocable to IWO (a portion of which is subject to certain existing limitations).

After the reorganization described in Note 1, IWO expects to realize a significant amount of cancellation of debt ("COD"), for federal income tax purposes. Because IWO will be a debtor in a bankruptcy case and the COD will be incurred pursuant to a pre-packaged plan of bankruptcy, IWO will not be required to include such COD in our taxable income for federal income tax purposes, but will be required to reduce certain of our tax attributes (including a portion of our allocable net operating loss carry forwards and possibly the tax basis of certain assets by the amount of such COD).

Moreover, following the reorganization, IWO's ability to utilize any remaining net operating losses that are allocable to it to offset future taxable income may be limited under Section 382 of the Internal Revenue Code.

8.    Commitments and Contingencies

A portion of the Company's gross subscriber additions has been through its pre-pay program, which has been provided and managed by US Unwired pursuant to an agreement that US Unwired entered into with a third-party service provider. For the year ended December 31, 2004, 14.7% of the Company's gross subscriber additions were added under the pre-pay program, and at December 31, 2004, 5.6% of the Company's subscribers participated in the pre-pay program. Pre-pay subscribers accounted for approximately $4.1 million, or 2.9% of the Company's subscriber revenues in 2004. Following consummation of the reorganization and the termination of the Company's management agreement with US Unwired, the Company will no longer market that plan in its territory, in which case the Company will seek to transition its current pre-pay subscribers to other product offerings. The inability to continue to offer a pre-pay program or the failure to successfully transition subscribers could result in reduced revenues and earnings. If the Company decides to continue to offer a similar program, the Company will have to negotiate a new agreement with a third-party service provider, which could result in increased expenses.

The Company uses Sprint to process all post-pay PCS subscriber billings including monthly recurring charges, airtime and other charges such as interconnect fees. The Company pays various fees to Sprint for new subscribers as well as recurring monthly fees for services performed for existing customers including billing and management of customer accounts. Sprint's billing for these services is based upon an estimate of the actual costs incurred by Sprint to provide such services. At the end of each calendar year, Sprint PCS compares its actual costs to provide such services to remittances by the Company for estimated billings and either refunds overpayments or bills for costs in excess of the payments made. Based upon information as provided by Sprint, the Company believes it has adequately provided for the above-mentioned costs in the accompanying consolidated financial statements.

Effective April 1, 2000, the Company established a 401(k) defined contribution plan (the "Plan") in which all full time employees (as defined) are eligible to participate in the Plan. Under the Plan, participants may elect to withhold up to 15% of their annual compensation, subject to IRS limitation. The Company is required to make matching contributions based on a percentage of the participant's contributions. Participants vest in the Company matching contributions ratably over a four-year vesting period (25% per year). Contribution expense for the years ended December 31, 2004 and

IWO HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — (Continued)
December 31, 2004

December 31, 2003, the nine months ended, December 31, 2002 and the three months ended March 31, 2002 were approximately $0.2 million, $0.3 million, $0.1 million and $0.3 million, respectively.

The Company is a party to various non-cancelable operating leases for facilities and equipment. The Company recognizes rent expense on a straight-line basis over the life of the lease, which establishes deferred rent on the balance sheet. The Company considers the lease term to include the renewal periods of any lease that could cause a significant economic detriment to the Company if such lease renewal option is not exercised. Future minimum lease payments due under non-cancelable operating leases with terms in excess of one year are as follows (in thousands):

Year ending December 31,
2005	$16,526
2006	16,770
2007	16,184
2008	15,886
2009	15,311
Thereafter	23,514
$104,191

The table excludes renewal options related to certain cell and switch site leases. These renewal options generally have five-year terms and can be exercised from time to time.

Including the restatement adjustments described in Note 2, rental expense was $16.2 million, $15.9 million, $13.6 million and $3.1 million for the years ended December 31, 2004, December 31, 2003, the nine months ended December 31, 2002 and the three months ended March 31, 2002.

9.    Stock Option and Performance Award and Warrant Programs

On April 1, 2002, 100% of IWO's outstanding stock was acquired by US Unwired. Each share of IWO stock was converted to 1.0371 shares of US Unwired common stock. As a result, approximately 37.6 million outstanding shares of IWO stock were converted to approximately 39.0 million shares of US Unwired common stock. In addition, 6.9 million shares of US Unwired common stock were reserved for issuance upon exercise of IWO options, IWO Founders and Management Warrants and IWO High Yield Warrants were based upon the same conversion ratio.

Stock options and warrants outstanding were as follows:

	Outstanding Options		Warrants
(In thousands)
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2001	4,109	6	2,977	6
Conversion to US Unwired options	(4,109)	6	(2,977)	6
Balance, December 31, 2002	—	—	—	—
2003 Activity	—	—	—	—
Balance, December 31, 2003	—	—	—	—
2004 Activity	—	—	—	—
Balance, December 31, 2004	—	$—	—	$—

IWO HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — (Continued)
December 31, 2004

There were no options granted under the plans during the years ended December 31, 2004 and December 31, 2003, the nine months ended December 31, 2002 or during the three months ended March 31, 2002.

10.    Related Party Transactions

On December 20, 1999, the Company and an affiliate of a stockholder entered into a five-year advisory agreement whereby the Company was to receive consulting services from the affiliate for a $5,000,000 fee. On March 31, 2002 in connection with the acquisition by US Unwired, Inc., the remaining balance of $2.8 million was written-off as an operating expense. There was no such amount in 2004 or 2003 or the nine months ended December 31, 2002.

In connection with the Company's senior credit facility, two participating financial institutions were also, at the time, shareholders of the Company. Interest expense incurred on their portion of debt outstanding for the years ended December 31, 2004 and December 31, 2003, the nine months ended December 31, 2002, the three months ended March 31, 2002 amounted to $0, $1.7 million, $1.4 million and $0.4 million, respectively.

The Company utilized the services of a law firm in which a partner of the law firm is a stockholder of IWO. On December 20, 1999, the Company entered into a three-year professional services agreement with its outside General Counsel/stockholder, whereby the General Counsel/stockholder will provide legal services annually up to $400,000 and participate in the Company's stock option program. On September 17, 2000 the Company terminated the professional services agreement and replaced it with a one-year consulting agreement that provided for monthly payments of $10,000 and a bonus up to $250,000. Legal fees incurred under the professional services agreement/consulting agreement for three months ended March 31, 2002 were approximately $0.2 million. There were no such charges for the years ended December 31, 2004 and December 31, 2003 and the nine months ended December 31, 2002.

IWO HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004

11.    Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, subscriber receivables, accrued interest and other receivables, and accounts payable and accrued expenses approximate fair value because of the short-term nature of these items. The estimated fair value and carrying values of the Company's senior notes at December 31, 2004 and 2003 was:

	As of December 31,
	2004		2003
	(In thousands)
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior notes	$140,275	$103,360	$138,513	$24,800

The fair value of these notes is based on the most recently available trading prices. The carrying amount of substantially all of the remainder of the Company's long-term debt approximates fair value due to the borrowings variable interest rates.

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

12.    Selected Quarterly Financial Data (Unaudited)

The following table summarizes the Company's quarterly financial data for the years ended December 31, 2004 and December 31, 2003, respectively. For the quarters ended September 30, 2004, June 30, 2004 and March 31, 2004 and the year ended December 31, 2003, the data includes originally and restated amounts (see Note 1 for restatements):

	First Quarter	First Quarter	Second Quarter	Second Quarter	Third Quarter	Third Quarter	Fourth Quarter
	As Originally Reported	As Restated	As Originally Reported	As Restated	As Originally Reported	As Restated
2004	(In thousands)
Revenues	$43,937	$43,937	$46,524	$46,524	$49,484	$49,484	$47,308
Operating income (loss)	(7,087)	(7,393)	(1,428)	(1,719)	1,029	755	(7,146)
Net loss	(18,426)	(18,732)	(8,566)	(8,857)	(9,256)	(9,530)	(17,695)
Total liabilities	406,326	410,847	415,406	421,184	413,776	418,795	426,207
Accumulated deficit	(595,483)	(600,398)	(604,050)	(609,255)	(613,305)	(618,785)	(636,479)
Stockholders' equity (deficit)	(149,033)	(153,948)	(157,600)	(162,805)	(166,855)	(172,334)	(190,029)

IWO HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004

	First Quarter	First Quarter	Second Quarter	Second Quarter	Third Quarter	Third Quarter	Fourth Quarter	Fourth Quarter
	As Originally Reported	As Restated	As Originally Reported	As Restated	As Originally Reported	As Restated	As Originally Reported	As Restated
2003	(In thousands)
Revenues	$39,020	$39,020	$42,613	$42,613	$46,169	$46,169	$44,047	$44,047
Operating income (loss)	(28,256)	(28,625)	(8,443)	(8,801)	(6,798)	(7,141)	(11,851)	(12,178)
Net loss	(37,127)	(37,496)	(17,443)	(17,801)	(17,618)	(17,961)	(23,372)	(23,699)
Total liabilities	391,575	394,893	394,007	397,651	395,188	399,143	407,920	412,206
Accumulated deficit	(518,624)	(522,205)	(536,067)	(540,006)	(553,684)	(557,967)	(577,057)	(581,665)
Stockholders' equity (deficit)	(72,174)	(75,755)	(89,617)	(93,556)	(107,234)	(111,517)	(130,607)	(135,215)

13.    Condensed Consolidating Financial Information

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

The information which follows presents the condensed consolidating balance sheet as of December 31, 2004 and December 31, 2003 and the condensed consolidating results of operations and cash flows for the years ended December 31, 2004 and December 31, 2003, for the nine-month period ended December 31, 2002 and for the three month period ended March 31, 2002 of (a) the Parent Company, IWO Holdings, Inc., (b) the "Guarantor", Independent Wireless One Corporation, and (c) the "Non-Guarantor", Independent Wireless One Leased Realty Corporation, and includes consolidating entries and the Company on a consolidated basis.

IWO HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004

Condensed Consolidating Balance Sheet
December 31, 2004

	IWO Holdings, Inc. (Parent)	Independent Wireless One Corp. (Guarantor)	Independent Wireless One Leased Realty Corp. (Non-guarantor)	Consolidating Entries	Consolidated
	(In thousands)
ASSETS:
Current assets:
Cash and cash equivalents	$—	$33,840	$—	$—	$33,840
Restricted cash	80	—	—	—	80
Subscriber receivables, net	—	11,381	—	—	11,381
Inventory	—	1,386	—	—	1,386
Prepaid expenses and other assets	—	4,654	3,067	—	7,721
Total current assets	80	51,261	3,067	—	54,408
Investment in subsidiary	(188,366)	—	—	188,366	—
Property and equipment, net	—	150,796	—	—	150,796
Intangible assets, net	—	17,331	—	—	17,331
Other assets	—	13,643	—	—	13,643
Total assets	$(188,286)	$233,031	$3,067	$188,366	$236,178
LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
Accounts payable	$—	$24,277	$—	$—	$24,277
Accrued expenses	21,468	18,865	—	—	40,333
Payable to (receivable from) related party	(160,000)	157,404	3,067	—	471
Current maturities of long-term obligations	140,275	215,000	—	—	355,275
Total current liabilities	1,743	415,546	3,067	—	420,356
Long-term debt	—	—	—	—	—
Other	—	5,851	—	—	5,851
Stockholder's deficit:
Common stock	1	—	—	—	1
Additional paid-in capital	446,449	383,444	—	(383,444)	446,449
Retained deficit	(636,479)	(571,810)	—	571,810	(636,479)
Total stockholder's deficit	(190,029)	(188,366)	—	188,366	(190,029)
Total liabilities and stockholder's deficit	$(188,286)	$233,031	$3,067	$188,366	$236,178

IWO HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004

Condensed Consolidating Balance Sheet
December 31, 2003

	IWO Holdings, Inc. (Parent)	Independent Wireless One Corp. (Guarantor)	Independent Wireless One Leased Realty Corp. (Non-guarantor)	Consolidating Entries	Consolidated
	(In thousands)
ASSETS:
Current assets:
Cash and cash equivalents	$—	$32,337	$—	$—	$32,337
Restricted cash and US Treasury securities at amortized cost – held to maturity	11,278	8,080	—	—	19,358
Subscriber receivables, net	—	9,938	—	—	9,938
Inventory	—	1,619	—	—	1,619
Prepaid expenses and other assets	—	2,798	3,069	—	5,867
Total current assets	11,278	54,772	3,069	—	69,119
Investment in subsidiary	(157,713)	—	—	157,713	—
Property and equipment, net	—	165,511	—	—	165,511
Intangible assets, net	—	25,642	—	—	25,642
Note receivable	—	179	—	—	179
Other assets	—	16,540	—	—	16,540
Total assets	$(146,435)	$262,644	$3,069	$157,713	$276,991
LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
Accounts payable	$—	$17,079	$—	$—	$17,079
Accrued expenses	10,267	27,984	—	—	38,251
Payable to (receivable from) related party	(160,000)	156,970	3,069	—	39
Current maturities of long-term obligations	138,513	213,184	—	—	351,697
Total current liabilities	(11,220)	415,217	3,069	—	407,066
Long-term debt	—	—	—	—	—
Other	—	5,140	—	—	5,140
Stockholder's deficit:
Common stock	1	—	—	—	1
Additional paid-in capital	446,449	383,444	—	(383,444)	446,449
Retained deficit	(581,665)	(541,157)	—	541,157	(581,665)
Total stockholder's deficit	(135,215)	(157,713)	—	157,713	(135,215)
Total liabilities and stockholder's deficit	$(146,435)	$262,644	$3,069	$157,713	$276,991

IWO HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2004

Condensed Consolidating Statement of Operations
Year ended December 31, 2004

	IWO Holdings, Inc. (Parent)	Independent Wireless One Corp. (Guarantor)	Independent Wireless One Leased Realty Corp. (Non-guarantor)	Consolidating Entries	Consolidated
	(In thousands)
Revenues	$—	$187,253	$15,253	$(15,253)	$187,253
Operating expenses	—	202,756	15,253	(15,253)	202,756
Operating income (loss)	—	(15,503)	—	—	(15,503)
Other income (expense), net	(24,160)	(15,151)	—	—	(39,311)
Equity in income (losses) of wholly-owned subsidiaries	(30,654)	—	—	30,654	—
Net income (loss)	$(54,814)	$(30,654)	$—	$30,654	$(54,814)

Condensed Consolidating Statement of Operations
Year ended December 31, 2003

	IWO Holdings, Inc. (Parent)	Independent Wireless One Corp. (Guarantor)	Independent Wireless One Leased Realty Corp. (Non-guarantor)	Consolidating Entries	Consolidated
	(In thousands)
Revenues	$—	$171,849	$14,674	$(14,674)	$171,849
Operating expenses	—	228,594	14,674	(14,674)	228,594
Operating income (loss)	—	(56,745)	—	—	(56,745)
Other income (expense), net	(23,431)	(16,781)	—	—	(40,212)
Equity in income (losses) of wholly-owned subsidiaries	(73,526)	—	—	73,526	—
Net income (loss)	$(96,957)	$(73,526)	$—	$73,526	$(96,957)

Consolidating Statement of Operations
Nine months ended December 31, 2002

	IWO Holdings, Inc. (Parent)	Independent Wireless One Corp. (Guarantor)	Independent Wireless One Leased Realty Corp. (Non-guarantor)	Consolidating Entries	Consolidated
	(In thousands)
Revenues	$—	$124,896	$10,370	$(10,370)	$124,896
Operating expenses	—	583,453	10,370	(10,370)	583,453
Operating income (loss)	—	(458,557)	—	—	(458,557)
Other income (expense), net	(17,078)	(9,073)	—	—	(26,151)
Equity in income (losses) of wholly-owned subsidiaries	(467,630)	—	—	467,630	—
Net income (loss)	$(484,708)	$(467,630)	$—	$467,630	$(484,708)

IWO HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2004

Condensed Consolidating Statement of Operations
Three months ended March 31, 2002

	IWO Holdings, Inc. (Parent)	Independent Wireless One Corp. (Guarantor)	Independent Wireless One Leased Realty Corp. (Non-guarantor)	Consolidating Entries	Consolidated
	(In thousands)
Revenues	$—	$35,536	$3,092	$(3,092)	$35,536
Operating expenses	—	55,724	3,092	(3,092)	55,724
Operating income (loss)	—	(20,188)	—	—	(20,188)
Other income (expense), net	(4,613)	(2,035)	—	—	(6,648)
Equity in income (losses) of wholly-owned subsidiaries	(22,223)	—	—	22,223	—
Net income (loss)	$(26,836)	$(22,223)	$—	$22,223	$(26,836)

Condensed Consolidating Statement of Cash Flows
Year ended December 31, 2004

	IWO Holdings, Inc. (Parent)	Independent Wireless One Corp. (Guarantor)	Independent Wireless One Leased Realty Corp. (Non-guarantor)	Consolidating Entries	Consolidated
	(In thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(11,160)	$3,292	$—	$—	$(7,868)
Cash flows from investing activities:
Release of restricted cash and U.S. Treasury securities	11,160	8,119	—	—	19,279
Payments for the purchase of equipment	—	(11,883)	—	—	(11,883)
Proceeds from sale of assets	—	159	—	—	159
Net cash provided by (used in) investing activities	11,160	(3,605)	—	—	7,555
Cash flows from financing activities:
Proceeds from long-term debt	—	1,816	—	—	1,816
Other financing activities	—	—	—	—	—
Net cash provided by (used in) financing activities	—	1,816	—	—	1,816
Net increase in cash and cash equivalents	—	1,503	—	—	1,503
Cash and cash equivalents at beginning of period	—	32,337	—	—	32,337
Cash and cash equivalents at end of period	$—	$33,840	$—	$—	$33,840

IWO HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004

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

IWO HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004

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

IWO HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004

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

14.    Subsequent Events

Effective February 10, 2005, US Unwired ceased to have an equity interest in IWO. Refer to Note 2 for additional information.

IWO HOLDINGS INC. AND SUBSIDIARIES
Schedule II – Valuation and Qualifying Accounts
(In thousands)

	Year Ended December 31, 2004	Year Ended December 31, 2003	For the Period From April 1, 2002 through December 31, 2002	For the Period From January 1, 2002 through March 31, 2002
Income tax valuation allowance
Balance at beginning of period/year	$157,891	$117,997	$55,879	$49,179
Additions	—	39,894	117,997	6,700
Reductions	(2,860)	—	(55,879)	—
Balance at end of period/year	$155,031	$157,891	$117,997	$55,879
Allowance for doubtful accounts
Balance at beginning of period/year	$2,228	$2,403	$737	$615
Additions	935	952	4,531	2,007
Reductions	(1,086)	(1,127)	(2,865)	(1,885)
Balance at end of period/year	$2,077	$2,228	$2,403	$737
Reserve for inventory obsolescence
Balance at beginning of period/year	$405	$19	$—	$—
Additions	—	386	19	—
Reductions	(251)	—	—	—
Balance at end of period/year	$154	$405	$19	$—

S-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2005.

IWO Holdings, Inc.
By:	/s/ BRET CLOWARD
Name: Bret Cloward
Title: President and Chief Executive Officer

Power of Attorney

IWO Holdings, Inc., a Delaware corporation, and each person whose signature appears below constitutes and appoints Bret Cloward and Richard Harris, and either of them, with full power to act without the other, such person's true and lawful attorneys-in-fact, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K, and any and all amendments to such Annual Report on Form 10-K and other documents in connection therewith, and to file the same, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing necessary or desirable to be done in and about the premises, as fully and to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, or either of them, or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of IWO Holdings, Inc. and in the capacities and on the dates indicated.

Signature	Title

/s/ BRET CLOWARD	President, Chief Executive Officer and Director (Principal Executive Officer)

Bret Cloward March 30, 2005

/s/ RICHARD HARRIS	Chief Financial Officer (Principal Financial Officer)

Richard Harris March 30, 2005

/s/ MICHAEL E. CUSACK	Vice President and Secretary

Michael E. Cusack March 30, 2005

/s/ CHARLES E. BAYLESS	Chairman of the Board of Directors

Charles E. Bayless March 30, 2005

/s/ CAROLYN F. KATZ	Director

Carolyn F. Katz March 30, 2005

/s/ RYAN L. LANGDON	Director

Ryan L. Langdon March 30, 2005

Signature	Title

/s/ LOWELL W. ROBINSON	Director

Lowell W. Robinson March 30, 2005

/s/ DAVID P. TOMICK	Director

David P. Tomick March 30, 2005