Form 10-Q
period 2005-03-31
IWO HOLDINGS INC
filed 2005-05-16
CIK 1116181

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005 OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number 333-39746

IWO HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	14-1818487
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
52 Corporate Circle Albany, New York	12203
(Address of principal executive offices)	(Zip code)

(518) 862-6000

(Registrant's telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes      No  *

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes      No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes      No

As of May 13, 2005, the registrant had only one outstanding class of common stock, of which there were 5,000,005 shares outstanding.

* The registrant is not subject to the filing requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934. The registrant is a voluntary filer. The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months as if it were subject to such filing requirements.

Part I.    Financial Information
Item 1.    Financial Statements

IWO HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	Successor Company March 31, 2005	Predecessor Company December 31, 2004
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$29,253	$33,840
Subscriber receivables, net	10,482	11,381
Inventory	1,626	1,386
Prepaid expenses and other assets	9,064	7,801
Total current assets	50,425	54,408
Property and equipment, net	120,455	150,796
Goodwill	28,457	—
Intangible assets, net	129,752	17,331
Other assets	12,508	13,643
Total assets	$341,597	$236,178
Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$8,718	$24,277
Accrued expenses	18,328	40,333
Payable to related party	—	471
Current maturities of long-term obligations	—	355,275
Total current liabilities	27,046	420,356
Long term obligations, net of current maturities	234,761	—
Other	372	5,851
Stockholders' equity (deficit):
Preferred stock, $0.01 par value per share; 50,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $0.01 per share; 9,950,000 shares authorized; 5,000,005 shares issued and outstanding	50	1
Additional paid in capital	84,950	446,449
Retained deficit	(5,582)	(636,479)
Total stockholders' equity (deficit)	79,418	(190,029)
Total liabilities and stockholders' equity (deficit)	$341,597	$236,178

See accompanying notes to unaudited condensed consolidated financial statements.

IWO HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(In thousands, except per share amounts)

	Successor Company	Predecessor Company
	For the Two Months Ended March 31, 2005	For the Month Ended January 31, 2005	For the Three Months Ended March 31, 2004
Revenues:
Subscriber	$23,312	$12,302	$32,971
Roaming	7,795	2,503	8,597
Merchandise sales	1,282	665	2,285
Other revenue	42	29	84
Total revenue	32,431	15,499	43,937
Expense:
Cost of service	18,269	7,772	22,689
Merchandise cost of sales	2,039	1,259	4,142
General and administrative	1,269	1,664	2,954
Gain on reorganization	—	(114,955)	—
Sales and marketing	5,384	2,645	7,548
Depreciation and amortization	6,758	2,273	13,997
Total expense	33,719	(99,342)	51,330
Operating income (loss)	(1,288)	114,841	(7,393)
Other income (expense):
Interest expense	(4,811)	(1,772)	(11,406)
Interest income	517	18	92
Gain on extinguishment of debt	—	76,942	—
Loss on sale of assets	—	—	(25)
Total other income (expense)	(4,294)	75,188	(11,339)
Net income (loss)	$(5,582)	$190,029	$(18,732)
Basic and diluted loss per share of common stock	$(1.12)	n/a	n/a

See accompanying notes to unaudited condensed consolidated financial statements.

IWO HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)
(Unaudited)
(In thousands)

	IWO Holdings, Inc. Capital Stock	Additional paid-in Capital	Retained Deficit	Total
Predecessor Company Balance at December 31, 2004	$1	$446,449	$(636,479)	$(190,029)
Predecessor Company net income	—	—	190,029	190,029
Predecessor Company's balance at January 31, 2005	1	446,449	(446,450)	—
Elimination of Predecessor Company's stockholders' equity	(1)	(446,449)	446,450	—
Issuance of Common Stock by Successor Company	50	84,950	—	85,000
Successor Company net loss	—	—	(5,582)	(5,582)
Successor Company balance at March 31, 2005	$50	$84,950	$(5,582)	$79,418

See accompanying notes to unaudited condensed consolidated financial statements.

IWO HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Successor Company	Predecessor Company
	For the Two Months Ended March 31, 2005	For the Month Ended January 31, 2005	For the Three Months Ended March 31, 2004
Cash flows from operating activities
Net cash used in operating activities	$(2,512)	$(1,655)	$(5,833)
Cash flows provided (used) by investing activities
Purchases of property and equipment	(1,397)	(2,118)	(1,452)
Release of restricted cash	—	—	11,186
Bond collateral related to capital projects.	(1,719)	—	—
Proceeds from the sale of assets	—	—	5
Net cash provided (used) by investing activities	(3,116)	(2,118)	9,739
Cash flows provided (used) by financing activities
Principal payments on long-term debt	—	(215,475)	—
Proceeds from long term borrowing	—	231,229	—
Debt issuance costs	—	(10,940)	—
Net cash provided by financing activities	—	4,814	—
Net change in cash and cash equivalents	(5,628)	1,041	3,906
Cash and cash equivalents at beginning of period	34,881	33,840	32,337
Cash and cash equivalents at end of period	$29,253	$34,881	$36,243

See accompanying notes to unaudited condensed consolidated financial statements.

IWO HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

1.	Business and Basis of Presentation

Nature of Business and Operations

IWO Holdings, Inc. and its subsidiaries (collectively referred to as the "Company," "IWO," "we" and "us"), a PCS affiliate of Sprint, the personal communications services division of Sprint Corporation. The Company has the exclusive right to provide digital wireless personal communications services, or PCS, under the Sprint brand names in a territory that includes a total population, or POPs, of approximately 6.2 million. The Company's service area covers upstate New York, including the markets of Albany, Binghamton, Syracuse and Ithaca, substantially all of New Hampshire and Vermont and portions of Massachusetts and Pennsylvania.

Plan of Reorganization

IWO is a restructured company. On January 4, 2005, IWO and each of its subsidiaries (collectively, the "Debtors") filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") seeking relief under the provisions of chapter 11 of title 11 of the United States Code (the "Bankruptcy Code") (the "Chapter 11 Case"). In connection with the Chapter 11 Case, the Debtors also filed with the Bankruptcy Court on January 4, 2005 a proposed "pre-packaged" plan of reorganization (the "Plan of Reorganization"), which was confirmed on February 9, 2005 (effective February 10, 2005) pursuant to an order entered by the Bankruptcy Court.

Pursuant to the Plan of Reorganization, on February 10, 2005, IWO Escrow Company ("IWO Escrow"), a special-purpose entity formed to obtain new debt financing and merge with and into IWO upon consummation of the Plan of Reorganization, was merged into IWO. At that time, IWO assumed $150.0 million in Senior Secured Floating Rate Notes due 2012 and $140.0 million Principal Amount at Maturity 10.75% Senior Discount Notes due 2015, which had been issued by IWO Escrow, resulting in approximately $232.7 million in aggregate net proceeds to IWO. IWO used these proceeds to repay in full and terminate its existing $215.0 million senior credit facility. The existing common stock of IWO, all of which was owned by US Unwired, was cancelled, with no distributions or payments thereon. In addition, IWO's existing $160.0 million senior notes were cancelled and exchanged for 5,000,005 shares of new common stock of IWO.

On November 29, 2004, IWO Escrow signed a letter of intent with Sprint PCS, effective on the consummation of the reorganization, under which the parties agreed to amend our affiliation agreement with Sprint PCS. The amendments were retroactively effective to November 1, 2004 and subject to the right of Sprint PCS to terminate the amendments in the event a reorganization did not occur. The amendments include a provision for the settlement of all outstanding disputed charges between us and Sprint PCS that had been disputed by us prior to November 1, 2004; the restructuring of costs that Sprint PCS charges us for certain services, which would also be adjusted effective November 1, 2004; an increase in the fixed reciprocal roaming rate, which rate will be retroactive back to November 1, 2004; a reduction in our coverage area by approximately 100,000 people in certain portions of New Hampshire and Vermont; and, a modification to the service area build-out requirements.

In connection with the consummation of the Plan of Reorganization, IWO terminated its management agreement with US Unwired, dated April 1, 2004, as amended on January 3, 2005. The termination of the management agreement is subject to a four-month transition period during which US Unwired will continue to provide transitional management and restructuring services as defined in the management agreement.

Fresh Start Accounting

Pursuant to the American Institute of Certified Public Accountants, or the AICPA, Statement of Position 90–7 ("SOP 90-7"), "Financial Reporting By Entities in Reorganization Under the Bankruptcy Code", the accounting for the effects of the reorganization occurs once the Plan of Reorganization is confirmed by the Bankruptcy Court and there are no remaining contingencies material to completing the implementation of the Plan of Reorganization. The fresh-start accounting principles of SOP 90-7 provide, among other things, for the Company to determine the value to be assigned to the assets of reorganized IWO Holdings as of the confirmation date.

For financial reporting purposes, the Company applied fresh-start accounting as of February 1, 2005 because the results of operations for the nine calendar days prior to February 10, 2005 did not have a material impact on the reorganized Company's financial position, results of operations and cash flows. The periods as of and prior to January 31, 2005 have been designated "Predecessor Company" and the periods subsequent to January 31, 2005 have been designated "Successor Company".

Under fresh-start accounting, the Company's reorganization value was allocated to its assets and liabilities based on their respective fair values in conformity with the purchase method of accounting for business combinations. The excess of reorganization value over the fair value of net assets and liabilities is reported as goodwill. Certain assets as well as related depreciation and amortization expense set forth on the Company's financial statements give effect to the adjustments that were the result of the adoption of fresh-start accounting. Accordingly, the Company's financial condition and results of operations from and after February 10, 2005, the effective date of the Plan of Reorganization, will not be comparable to the financial condition or results of operations for prior periods.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

The condensed consolidated balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The condensed consolidated financial statements contained herein should be read in conjunction with the financial statements and notes included in the Form 10-K for IWO Holdings, Inc. for the year ended December 31, 2004, filed on March 31, 2005 with the Securities and Exchange Commission. Certain reclassifications have been made to the financial statements for the three-month period ended March 31, 2004 to conform to the presentation of the financial statements herein.

Use of Management Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results can vary from these estimates.

2.	Summary of Significant Accounting Policies

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

The Company recognizes revenues from activation fees in accordance with EITF Issue No. 00-21. In May 2003, the EITF modified its previous consensus to EITF Issue No. 00-21 to clarify its scope and its interaction with other authoritative literature. As permitted under the modified consensus, the Company adopted this modified consensus effective July 1, 2003 for all revenue arrangements entered into subsequent to June 30, 2003. EITF Issue No. 00-21 addresses the determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the related revenues should be measured and allocated to the separate units of accounting. In applying this guidance, separate contracts with the same party, entered into at or near the same time, will be presumed to be a package, and the consideration will be measured and allocated to the separate units based on their relative fair values. The Company believes that the sale of handsets and future service under contract should be accounted for as separate units under EITF Issue No. 00-21. As a result, the total consideration under these arrangements, including any related activation fees, is allocated between these separate units based on their relative fair values.

The Company recognizes only a portion of contract cancellation fees billed to subscribers that disconnect service prior to fulfilling the contractual length of service, as there is significant uncertainty that all contract cancellation fees that are billed will be collected. The Company has very limited information at a detail level sufficient to perform its own evaluation and relies on Sprint historical trending to make its estimates. If the collections on contract cancellation fees are less than that recognized, additional allowances may be required.

The Company recognizes only a portion of late fees billed to subscribers that fail to pay their bills within the required payment period, as there is no assurance that all late fees that are billed will be collected. The Company has very limited information at a detail level sufficient to perform its own evaluation and relies on Sprint historical trends to make its estimates. If the collections on late fees are less than that recognized, additional allowances may be required.

Goodwill and Intangible Assets Impairment Analysis

The excess of the reorganization value over the fair value of net assets and liabilities has been recorded as goodwill. Goodwill is evaluated for impairment on an annual basis or as impairment indicators are identified, in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." On an ongoing basis, the Company will assess the recoverability of other intangible assets by determining the ability of the specific assets acquired to generate future cash flows sufficient to recover the recorded value over the remaining life. The Company estimates future cash flows based on the current performance of the acquired assets and our business plan for those assets. Changes in business conditions, major customers or other factors could result in changes in those estimates. Goodwill or other intangible assets determined to be unrecoverable based on future cash flows is written-off in the period in which such determination is made.

Loss Per Share

Basic and diluted loss per share for the Successor Company are calculated by dividing the net loss available to common stockholders by the weighted average number of shares of common stock outstanding of the Company. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company (such as stock options and warrants). Per share information is not presented for the Predecessor Company.

The following table provides the basis for the calculation of basic and diluted earnings per share:

Two months ended March 31, 2005
(In thousands, except share amounts)
Numerator:
Net loss	$(5,582)
Denominator:
Weighted average number of common shares outstanding	5,000,005

Stock options outstanding, totaling 329,174 options at March 31, 2005 were excluded in the calculation of diluted loss per share because their impact would have been anti-dilutive.

Stock Compensation

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations including Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25", to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation", established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net loss if the fair-value-based method had been applied to all outstanding and unvested awards for the two-months ended March 31, 2005:

Two months ended March 31, 2005
(In thousands, except per share amounts)
Net loss, as reported	$(5,582)
Less non-cash stock compensation in accordance with SFAS No. 123	(202)
Pro-forma	$(5,784)
Basic and diluted loss per share:
As reported	$(1.12)
Pro-forma	$(1.16)

New Accounting Pronouncements

On December 16, 2004, the FASB issued Statement No. 123 (revised 2004), "Share-Based Payment" which is a revision of SFAS No. 123, "Accounting for Stock-Based Corporation." Statement 123R supersedes APB No. 25, "Accounting for Stock Issued to Employees" and amends SFAS No. 95, "Statement of Cash Flows." The Company intends to adopt SFAS No. 123R on January 1, 2006 and is analyzing the method by which the new statement will be adopted and its impact.

3.    Liquidity and Capital Resources

Financing Transactions

On January 4, 2005, the Company filed voluntary petitions in the Bankruptcy Court seeking relief under the Bankruptcy Code. Upon filing the petition, the Company's continued to operate its businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provision of the Bankruptcy Code and the orders of the Bankruptcy Court.

As previously discussed in Note 1, on February 9, 2005, the Bankruptcy Court entered an order confirming the Company's Plan of Reorganization (effective February 10, 2005). Pursuant to the Plan of Reorganization, on February 10, 2005, IWO Escrow was merged into the Company and the Company assumed new notes for aggregate proceeds of approximately $232.7 million. The Company repaid in full and terminated its existing $215.0 million senior credit facility. The Company's $160.0 million senior notes were cancelled and exchanged for 5,000,005 shares of new common stock. The existing common stock of the Company, all of which was owned by US Unwired, was cancelled, with no distributions or payments thereon. As a result of the merger, we assumed all obligations of IWO Escrow, including those under the new notes described below.

On January 6, 2005, IWO Escrow issued $150.0 million aggregate principal amount of Senior Secured Floating Rate Notes due 2012 for proceeds of $145.4 million, net of underwriting and escrow fees. Interest payments for the Senior Secured Floating Rate Notes are due on each April 15, July 15, October 15 and January 15, commencing on April 15, 2005. As a result of the Company's assuming the obligations under the Senior Secured Floating Rate Notes, the Company is required to comply with certain covenants that restrict its ability to incur additional indebtedness, pay dividends, make repayments on indebtedness that is subordinated to the Senior Secured Floating Rate Notes and to make certain other restricted payments, incur certain liens, use proceeds from sales of assets, enter into business combination transactions (including mergers, consolidations and asset sales), enter into transactions with affiliates and permit restrictions on the payment of dividends by restricted subsidiaries. The indenture governing the Senior Secured Floating Rate Notes does not contain financial maintenance covenants. The Senior Secured Floating Rate Notes rank equally in right of payment with any of our senior indebtedness and senior in right of payment to any of the Company's subordinated indebtedness. All obligations under the Senior Secured Floating Rate Notes are guaranteed on a senior, secured basis by the Company and will be guaranteed by future subsidiaries except certain foreign and certain domestic subsidiaries. The Senior Secured Floating Rate Notes and the guarantees are collateralized by a first priority security interest in substantially all of the Company's assets.

On January 6, 2005, IWO Escrow also issued $140.0 million aggregate principal amount at maturity of 10.75% Senior Discount Notes due 2015 for proceeds of $80.1 million, net of underwriting and escrow fees. Interest on the 10.75% Senior Discount Notes will accrue semi-annually until July 15, 2010, in the form of an increase in the accreted value of the 10.75% Senior Discount Notes. Thereafter, cash interest on the 10.75% Senior Discount Notes will accrue and be payable semi-annually in arrears on each January 15 and July 15. As a result of the Company assuming the obligations under the 10.75% Senior Discount Notes, the Company is required to comply with certain covenants that restrict its ability to incur additional indebtedness, pay dividends, make repayments on indebtedness that is subordinated to the Senior Discount Notes and to make certain other restricted payments, incur certain liens, use proceeds from sales of assets, enter into business combination transactions (including mergers, consolidations and asset sales), enter into transactions with affiliates and permit restrictions on the payment of dividends by restricted subsidiaries. The indenture governing the Senior Discount Notes does not contain financial maintenance covenants. All obligations under the Senior Discount Notes are guaranteed on a senior basis by the Company, and will be guaranteed by future subsidiaries except certain foreign and certain domestic subsidiaries.

Under a registration rights agreement entered into as part of the offering of the new notes, the Company is required to (i) file a registration statement with the SEC within 120 days after January 6, 2005, the date of the completion of the offering of the new notes, (ii) use our reasonable best efforts to cause the registration statement to become effective within 210 days after January 6, 2005, and (iii) use our reasonable best efforts to complete the exchange offer within 30 business days after the effectiveness of the required registration statement. Pursuant to the registration agreement, the Company filed a registration statement with the SEC on May 3, 2005. There are no credit ratings related triggers in the indentures governing new notes that would impact the cost of borrowing, annual amortization of principal or related indebtedness maturity. The indentures contain customary events of default, which, if triggered, could cause acceleration of the new notes.

Credit Facility

On December 20, 1999, a senior secured credit facility was entered into by and among the Predecessor Company's principal operating subsidiary, JPMorgan Chase Bank, N.A., as administrative agent, and each of the other entities from time to time party thereto, as lenders. The credit facility was collateralized by substantially all of the tangible and intangible assets, including all of the issued and outstanding shares. In connection with the consummation of our Plan of Reorganization and pursuant to a payoff letter dated February 10, 2005, all of the liabilities, obligations and indebtedness under the credit facility, which consisted of $215.0 million in respect of principal outstanding under the credit facility plus accrued interest thereon and fees and expenses, were paid in full. Upon payment in full of the amounts specified in the payoff letter, the credit facility was terminated.

Liquidity Following the Plan of Reorganization

The Company's liquidity needs include obligations under the new notes and other long-term obligations. In addition, the Company expects to have significant capital expenditure requirements in future years. The amended affiliation agreements with Sprint PCS require the Company to construct and operate 103 additional cell sites (40 of which were completed as of March 31, 2005) in our territory by 2008. The Company also expects to construct other sites to expand capacity. Additionally, during the next four years the Company expects to make capital expenditures to upgrade base stations on a majority of towers as a result of the expected obsolescence of the Lucent Technologies mini-cell and micro-cell technology. Based on current pricing and other assumptions, the Company estimates that it will be required to spend an aggregate of approximately $23.0 million from 2005 to 2008 to upgrade our base stations. We expect that during 2005 our total capital expenditures will be approximately $21.0 million, including an estimated $7.0 million for the construction of 29 additional expansion sites.

4.    Details of Certain Balance Sheet Accounts

Major categories of property and equipment at March 31, 2005 and December 31, 2004 were as follows:

	Successor Company March 31, 2005	Predecessor Company December 31, 2004
	(In thousands)
Land	$150	$168
Buildings and leasehold improvements	5,934	9,390
Facilities and equipment	109,687	196,437
Furniture, fixtures and vehicles	1,621	5,642
Construction in progress	5,560	6,626
	122,952	218,263
Less accumulated depreciation and amortization	(2,497)	(67,467)
Total property and equipment, net	$120,455	$150,796

On February 1, 2005, as a result of the Company's reorganization and in accordance with the Company's fresh-start accounting under SOP 90-7, the Company reduced its property and equipment by $27.7 million to their estimated fair values.

Intangible assets at March 31, 2005 and December 31, 2004 were as follows:

	Successor Company March 31, 2005	Predecessor Company December 31, 2004
	(In thousands)
Right to provide service under the Sprint agreements	$72,000	$19,766
Customer base	62,000	—
	134,000	19,766
Less accumulated amortization	(4,248)	(2,435)
Intangible assets, net	$129,752	$17,331

With the implementation of fresh-start accounting the Company recorded its assets to their estimated fair values and recorded intangible assets of $62.0 million related to the fair value of the customer base and $72.0 million relating to the fair value of the right to provide service under the Sprint agreement. The customer base is being amortized over the estimated average life of a customer, or 36 months. The right to provide service under the Sprint agreement is being amortized over the remaining term of the agreement, or 14.9 years.

The amortization of intangible assets for the two months ended March 31, 2005 was $4.3 million. Estimated aggregate amortization expense relative to intangible assets for the periods shown below will be as follows:

Year Ended December 31,	(in thousands)
2005	$23,370
2006	25,493
2007	25,493
2008	6,549
2009	4,827
Thereafter	48,268

Deferred Financing Costs

In connection with issuance of the Company's Senior Secured Floating Rate Notes and Senior Discount Notes, the Company incurred $7.0 million and $3.9 million in debt offering costs, respectively. The Company has capitalized these costs as an asset on its balance sheet as deferred financing costs and is amortizing them over a period of 7 years and 10 years, respectively.

5.	Long-Term Obligations

Long-term obligations at March 31, 2005 and December 31, 2004 were as follows:

	Successor Company March 31, 2005	Predecessor Company December 31, 2004
	(In thousands)
Senior secured credit facility	$—	$215,000
Senior subordinated discount notes	84,761	140,275
Senior secured floating rate notes	150,000	—
Long-term obligations	234,761	355,275
Less current maturities, in default	—	355,275
Long-term obligations, excluding current maturities	$234,761	$—

On February 10, 2005, in connection with the consummation of our Plan of Reorganization, the Company assumed all obligations of IWO Escrow, including the issuance of Senior Secured Floating Rate Notes due 2012 and the issuance of 10.75% Senior Discount Notes due 2015.

On February 10, 2005, the Company repaid in full and terminated its $215.0 million senior credit facility. Additionally, the former Senior Subordinated Discount Notes were cancelled and exchanged for all of the new common stock of the Company and the existing common stock of the Company, all of which was owned by US Unwired, was cancelled.

The gain on the extinguishment of debt was calculated as the book value of the debt, and related accrued interest, less the fair value of the new common stock issued in exchange.

For a detailed discussion of Liquidity and Capital Resources, refer to Note 3.

6.    Commitments and Contingencies

A portion of the Company's gross subscriber additions were through its pre-pay program, which has been provided and managed by US Unwired pursuant to an agreement that US Unwired entered into with a third-party service provider. For the three-month period ended March 31, 2005, 5.5% of the Company's subscribers participated in the pre-pay program. During the three-month period ended March 31, 2005 pre-pay subscribers accounted for approximately $1.5 million, or 4.3%, of the Company's subscriber revenues. Following consummation of the Plan of Reorganization and the termination of the Company's management agreement with US Unwired, the Company no longer marketed that program in its territory, and is seeking to transition its current pre-pay subscribers to other Sprint product offerings. The inability to continue to offer a pre-pay program or the failure to successfully transition subscribers could result in reduced revenues and earnings.

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

7.    Income Taxes

At December 31, 2004, the Company had available approximately $371.0 million of net operating loss carry forwards for federal income tax purposes. This carryforward, which may provide future tax benefits, begins to expire in 2019. Under Section 382 of the Internal Revenue Code, the use of loss carryforwards may be limited if a change in ownership of a company occurs. The Plan of

Reorganization constituted a change of ownership for the Company's tax attributes under IRC Section 382 and will result in limitation to the utilization of the Company's net operating loss carryforwards.

In assessing the possibility of realization of deferred tax assets at March 31, 2005, the Company considered whether it was more likely than not that some portion or all of the deferred tax assets would not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon these considerations, the Company provided a valuation allowance to reduce the carrying value of certain of its deferred tax assets. The Company is in process of evaluating the extent of any such limitations.

8.    Reorganized Condensed Consolidated Balance Sheet at February 1, 2005

The following unaudited condensed consolidated balance sheet as of February 1, 2005 gives the effect to the reorganization and related transactions. The adjustments are based upon available information and certain assumptions that are believed by management to be reasonable.

Pursuant to SOP 90-7, the accounting for the effects of the reorganization occurs once the Plan of Reorganization is confirmed by the Bankruptcy Court and there are no remaining contingencies material to completing the implementation of this plan. There were no material conditions precedent to the effectiveness of the Plan of Reorganization existing as of the February 9, 2005 confirmation date. The fresh-start accounting principles of SOP 90-7 provide, among other things, for the Company to determine the value to be assigned to the assets and liabilities of the Company as of the confirmation date. For financial reporting purposes, the Company applied fresh-start accounting as of February 1, 2005 because the results of operations for the nine days preceding February 10, 2005 (the effective date of the reorganization), did not have a material impact on the reorganized Company's financial position, results of operations and cash flows.

Under fresh-start accounting, the reorganization value assigned to assets and liabilities is based on their respective fair values in conformity with the purchase method of accounting for business combinations. A valuation specialist was engaged to perform the valuations required to determine the fair value of our assets. Any excess of the reorganization equity value over the reorganization value of net assets and liabilities has been recorded as goodwill. The estimated reorganization equity value of the Company of $85.0 million, which served as the basis for the Plan approved by the Bankruptcy Court, was used to determine the value allocated to the assets and liabilities of the reorganized Company in proportion to their fair values and is in conformity with SFAS No. 141 "Business Combinations." The reorganization equity value was determined utilizing independent appraisers. While the fresh-start accounting adjustments reflected in the balance sheet below may be subject to further revisions, we do not anticipate our final fresh-start accounting adjustments to vary significantly. We have not recorded any deferred taxes because a valuation allowance has been provided against deferred tax assets as it is not more likely than not that they will be realized.

IWO HOLDINGS, INC. AND SUBSIDIARIES Condensed Consolidated Balance Sheet at February 1, 2005
	Pre- Reorganization Balance	Reorganization & Fresh Start Adjustments		Post-Reorganization Balance
	(In thousands)
Cash and cash equivalents	$24,983	$9,898	(g)(h)(i)	$34,881
Restricted cash	80	—		80
Subscriber receivables, net	11,678	—		11,678
Inventory	1,605	—		1,605
Prepaid expenses and other assets	12,690	(6,500	)(j)	6,190
Deferred subscriber activation costs—current	1,148	(1,148	)(a)	—
Total current assets	52,184	2,250		54,434
Property and equipment, net	149,418	(27,706	)(a)	121,712
Deferred subscriber activation costs	558	(558	)(a)	—
Intangible assets, net
Subscriber base	—	62,000	(a)	62,000
Sprint affiliation agreement	17,237	54,763	(a)	72,000
Other assets	1,673	—		1,673
Debt issue costs	11,218	(278	)(a)(b)(h)	10,940
Goodwill	—	28,457	(a)	28,457
Total assets	$232,288	$118,928		$351,216
Accounts payable	$23,484	$(15,790)	(a)(i)	$7,694
Accrued expenses	17,522	8,280	)(a)(i)	25,802
Deferred subscriber activation revenue—current	1,148	(1,148	)(a)	—
Current maturities of long-term obligations	215,000	(215,000	)(f)	—
Total current liabilities	257,154	(223,658)		33,496
Deferred Lease—Non-current	5,242	(5,242	)(a)	—
Senior secured floating rate notes	—	150,000	(g)	150,000
Senior discount notes	—	82,720	(g)	82,720
Direct subscriber activation revenue	609	(609	)(a)	—
Total liabilities not subject to compromise	263,005	3,211		266,216
Liabilities subject to compromise:
Accrued interest	21,651	(21,651	)(b)	—
Senior notes	140,291	(140,291	)(b)	—
Total liabilities subject to compromise	161,942	(161,942)		—
Stockholder's (deficit) equity
Common stock	1	49	(d)	50
Additional paid in capital	446,449	(446,449	)(c)	84,950
		84,950	(d)
Retained deficit	(639,109)	9,898	(g)(h)(i)	—
		(1,148	)(a)
		(27,706	)(a)
		(558	)(a)
		(17,237	)(a)
		62,000	(a)
		72,000	(a)
		(278	)(a)(b)
		(6,500	)(a)
		1,148	(a)
		15,790	(a)
		5,242	(a)
		609	(a)
		(8,757	)(a)
		21,651	(b)
		140,291	(b)
		(49	)(c)
		446,449	(c)
		(84,950	)(d)
		(17,720	)(f)(g)
		477	(i)
		28,457	(a)

Total stockholder's (deficit) equity	(192,659)	277,659		85,000
Total liabilities and stockholder's (deficit) equity	$232,288	$118,928		$351,216

(a)	Reflects fresh-start accounting adjustments to record our assets and liabilities at their fair value in the reorganization.

(b)	Reflects the cancellation of our former senior notes.

(c)	Reflects the elimination of the equity of the Predecessor Company.

(d)	Reflects the restatement of the Successor Company stockholders' equity under fresh-start accounting.

(e)	Reflects financing costs for the issuance of the notes offered.

(f)	Reflects the repayment and termination of our former senior credit facility.

(g)	Reflects the issuance of the notes offered, net of discount.

(h)	Reflects the cash proceeds remaining after repayment of our former senior credit facility and payment of the estimated financing costs for the issuance of the notes offered.

(i)	Reflects the settlement and payment of approximately $5.9 million as resolution of disputed Sprint charges.

(j)	Reflects the release of funds from escrow that was contingent upon emergence from bankruptcy.

9.    Gain on Reorganization

The following items are included in gain on reorganization in the condensed consolidated statement of operations for the month ended January 31, 2005:

Predecessor Company
For the Month Ended January 31, 2005
(in thousands)
Fresh start accounting adjustments	$123,837
Sprint settlement	11,093
Professional fees and other costs related to the reorganization	(8,757)
Write off of debt financing costs	(11,218)
$114,955

The fresh-start accounting adjustments represent the recording of $123.8 million as the result of fresh-start accounting consisting primarily of an increase of $54.8 million associated with the appraised value of the Sprint agreement, $62.0 million associated with the appraised value of our customer base agreements and $34.7 million of other fair value adjustments offset, in part, by a write-down of property and equipment of $27.7 million.

10.    Stock Option Plan

In February, effective with the Plan of Reorganization, the Board of Directors established the Equity Award Plan of IWO Holdings, Inc. ("2005 Equity Plan"). As part of the 2005 Equity Plan, the maximum aggregate amount of Common Stock with respect to which options or other awards that may be granted is 555,555 shares. As of March 31, 2005, 226,381 shares of common stock were available for future grants under the 2005 Equity Plan.

The following summarizes stock option activity and related information:

	Shares	Weighted Average Exercise Price
	(In thousands, except per share amounts)
Granted	329,174	$24.00
Exercised	—	—
Forfeited	—	—
Outstanding—end of period	329,174	24.00
Exercisable—end of period	—	—
Weighted average fair value of options granted with exercise price:
Equal to market price		$—
Less than market price		$—
Greater than market price		$24.00

The following table summarizes information concerning outstanding options at March 31, 2005:

Range of Exercise Price	Weighted Average Remaining Contractual Life	Number of Options Outstanding
$24.00	9.8 years	329,174

All options granted under the 2005 Equity Plan have a ten-year term and vest over a period of three or four-years period. As allowed by SFAS No. 123, the Company has elected to continue to follow APB Opinion No. 25, "Accounting for Stock Issued to Employees," which does not provide for compensation expense on the issuance of stock options if the option terms are fixed and the exercise price equals or exceeds the fair value of the underlying stock on the grant date.

As required by SFAS No. 123, the Company determined the pro forma information as if the Company had accounted for stock options granted under the fair value method of SFAS No. 123. The Black-Scholes option-pricing model was used with the following weighted average assumptions:

Period ended March 31, 2005
Risk-free interest rate	3.07%
Expected dividend yield	0
Expected volatility	0.62
Weighted average expected life (in years)	5

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with our unaudited condensed consolidated financial statements included in this report and with the financial statements, Management's Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors in the Form 10-K for IWO Holdings, Inc. for the year ended December 31, 2004 filed on March 31, 2005 with the Securities and Exchange Commission ("SEC"). Some of the statements in the following discussion are forward-looking statements. See "Cautionary Note Regarding Forward-Looking Statements."

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

Business

Overview

We are a PCS affiliate of Sprint, the personal communications services division of Sprint Corporation and have the exclusive right to provide digital wireless personal communications services,

or PCS, under the Sprint brand names in a territory that includes a total population, or POPs, of approximately 6.2 million in a service area that covers upstate New York, including the markets of Albany, Binghamton, Syracuse and Ithaca, substantially all of New Hampshire and Vermont and portions of Massachusetts and Pennsylvania.

Reorganization

IWO is a restructured company. As of December 31, 2004, we were in default of our former senior credit facility. Since March 2004, we had failed to make $13.8 million in principal payments due on our former senior credit facility and were not in compliance with the restrictive covenants under the credit facility. In September 2004, one of the holders of our former senior credit facility elected to fund $1.8 million, which represented that holder's remaining obligation of a draw request made in 2002. The holders of our former senior credit facility denied us access to the remaining $23.4 million in availability. Additionally, we failed to make scheduled semi-annual interest payments on our former senior notes due July 15, 2004 and January 15, 2005, and the holders of our former senior notes could have placed us in default of our former senior notes. As a result, at December 31, 2004, we classified all outstanding indebtedness of both our former senior credit facility and former senior notes as a current liability.

As a result of liquidity challenges, our prior management reduced capital expenditures for network expansion and abandoned the construction of cell sites that did not provide a sufficient level of enhanced coverage. We recorded an asset abandonment charge during 2003 for these abandoned cell sites and their related property leases. Included in this asset abandonment charge were cell sites that we were required to construct to meet the build-out requirements under our Sprint PCS management agreement. Failure to complete the build-out of our service area would have placed us in violation of our Sprint PCS management agreement. As a result, Sprint PCS could have declared us in default and taken action up to and including termination of our Sprint PCS management agreement.

In November 2004, IWO Escrow Company ("IWO Escrow") was formed to facilitate a reorganization of our ownership and capital structure.

On November 29, 2004, we entered into a lock-up agreement with holders of approximately 68% of our former senior notes pursuant to which such holders agreed to vote in favor of and support our proposed financial restructuring plan including among other things, the filing by the debtors of a chapter 11 case, subject to the terms and conditions contained in the lock-up agreement. Following a pre-petition solicitation of votes from the holders of our former senior notes, we received the votes of the holders of approximately 84.62% of our former senior notes, constituting approximately 99.2% of our former senior notes held by those holders voting, in support of our proposed "pre-packaged" plan of reorganization ("Plan of Reorganization").

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

On December 14, 2004, IWO Escrow offered $150.0 million in Senior Secured Floating Rate Notes due 2012 and $140.0 million Principal Amount at Maturity 10.75% Senior Discount Notes due 2015 (collectively, the "new notes"). The proceeds from the new notes, approximately $232.7 million, were placed in escrow pending the consummation of the reorganization and the merger of IWO Escrow and IWO.

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

On February 9, 2005, the Bankruptcy Court entered an order confirming our Plan of Reorganization. Pursuant to the Plan of Reorganization, on February 10, 2005, IWO Escrow was merged with and into IWO. As a result of the merger, we assumed all obligations of IWO Escrow under the new notes. We repaid in full and terminated our existing $215.0 million senior credit facility. The $160.0 million existing senior notes were cancelled and exchanged for all of the new common stock of IWO, and the existing common stock of IWO, all of which was owned by US Unwired, was cancelled, with no distributions or payments thereon.

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

Implementation of Fresh-Start Accounting

Pursuant to the American Institute of Certified Public Accountants, or the AICPA, Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting By Entities in Reorganization Under the Bankruptcy Code", the accounting for the effects of our reorganization occurred once the Plan of Reorganization was confirmed by the Bankruptcy Court and there were no remaining contingencies material to completing the implementation of the Plan of Reorganization. The fresh-start accounting principles of SOP 90-7 provide, among other things, for us to determine the value to be assigned to the assets and liabilities of reorganized IWO as of the confirmation date. There were no material conditions precedent to the effectiveness of the plan of reorganization existing as of the February 9, 2005 confirmation date. For financial reporting purposes, we applied fresh-start accounting as of February 1, 2005 because the results of operations for the nine days through February 9, 2005 did not have a material impact on the reorganized company's financial position, results of operations and cash flows.

Under fresh-start accounting, our reorganization value was allocated to our assets and liabilities based on their respective fair values in conformity with the purchase method of accounting for business combinations; any portion not attributed to specific tangible or identified intangible assets was treated as an indefinite-lived intangible asset referred to as "reorganization value in excess of value of identifiable assets" and recorded on our balance sheet as goodwill.

Accordingly, our financial condition and results of operations from and after the effective date of the Plan of Reorganization will not be comparable to our previously financial condition or results of operations.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, activation fee revenues and related expense, determination of fair value of separate units for the application of Emerging Issues Task Force ("EITF") Issue No. 00-21, revenue recognition of contract cancellation and late fees, inventory reserves, intangible assets and contingencies. We base our estimates on our historical experience, the historical experience of Sprint and the historical experience of other Sprint affiliates and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may vary from these estimates under different assumptions or conditions.

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

We recognize revenues from activation fees in accordance with EITF Issue No. 00-21. In May 2003, the EITF modified its previous consensus to EITF Issue No. 00-21 to clarify its scope of Issue No. 00-21 and its interaction with other authoritative literature. As permitted under the modified consensus, we adopted this modified consensus effective July 1, 2003 for all revenue arrangements entered into subsequent to June 30, 2003. EITF Issue No. 00-21 addresses the determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the related revenues should be measured and allocated to the separate units of accounting. In applying this guidance, separate contracts with the same party, entered into at or near the same time, will be presumed to be a package, and the consideration will be measured and allocated to the separate units based on their relative fair values. We believe that the sale of handsets and future service under contract should be accounted for as separate units under EITF Issue No. 00-21. As a result, the total consideration under these arrangements, including any related activation fees, is allocated between these separate units based on their relative fair values.

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

Valuation of Long-lived Assets

Long-lived assets consists primarily of property and equipment and intangibles. Changes in technology or in our intended use of these assets may cause the estimated period of use or the value of these assets to be reduced. In addition, changes in general industry conditions could cause the value of certain of these assets to be reduced. We monitor the appropriateness of the estimated useful lives of these assets. Whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable, we review the respective assets for impairment. As part of our reorganization, our assets and liabilities were revalued to their fair value. Estimates and assumptions used in both the estimated useful life and evaluating potential impairment issues require a significant amount of judgment.

Allowance for doubtful accounts

Estimates are used in determining our allowance for doubtful accounts and are based on our historical write-off experience, and the uncollectibility of accounts receivable by aging category, as well as current information regarding the credit quality of our subscribers. Using this historical information, we estimate allowances for uncollectibility relative to the aging categories. If our estimates are insufficient for any reason, our operating losses and available cash would be negatively impacted.

Results of Operations — For the Two-Month Period Ended March 31, 2005, the Month Ended January 31, 2005, the Three-Month Period Ended March 31, 2005 and the Three-Month Period Ended March 31, 2004

In accordance with SOP 90-7, we adopted fresh-start accounting as of February 1, 2005, and our emergence from Chapter 11 resulted in a new reporting entity. The periods as of and prior to February 1, 2005 have been designated "Predecessor Company" and the periods subsequent to February 1, 2005 have been designated as "Successor Company". Under fresh-start accounting, our reorganization equity value was allocated to the assets and liabilities based on their respective fair values in conformity with SFAS No. 141 "Business Combinations". As a result of the implementation of fresh-start accounting, our financial statements after February 1, 2005 are not comparable to our financial statements for prior periods. For purposes of comparability to the three-month period ending March 31, 2004, we have disclosed below the arithmetic combination of the results of operation for the two-month period ended March 31, 2005 of the Successor Company and for the month ended January 31, 2005 of the Predecessor Company.

Revenues

	Successor Company	Predecessor Company		Predecessor Company
	For the Two Months Ended March 31, 2005	For the Month Ended January 31, 2005	For the Three Months Ended March 31, 2005	For the Three Months Ended March 31, 2004
	(In thousands)
Subscriber revenues	$23,312	$12,302	$35,614	$32,971
Roaming revenues	7,795	2,503	10,298	8,597
Merchandise sales	1,282	665	1,947	2,285
Other revenues	42	29	71	84
Total revenues	$32,431	$15,499	$47,930	$43,937

Subscriber revenues

Total subscriber revenues were $23.3 million for the two-month period ended March 31, 2005 and $12.3 million for the month ended January 31, 2005. For the three-month period ended March 31, 2005, total subscriber revenues were $35.6 million compared to $33.0 million for the three-month period ended March 31, 2004. The increase of $2.6 million, or 8.0%, primarily resulted from an increase in the number of subscribers we serve.

Roaming revenues

Roaming revenues were $7.8 million for the two-month period ended March 31, 2005 and $2.5 million for the month ended January 31, 2005. For the three-month period ended March 31, 2005, total roaming revenues were $10.3 million compared to $8.6 million for the three-month period ended March 31, 2004. The increase of $1.7 million, or 19.8%, primarily resulted from an increase in the reciprocal Sprint travel rate per minute from $.041 to $.058.

Merchandise sales

Merchandise sales were $1.2 million for the two-month period ended March 31, 2005 and $0.7 million for the month ended January 31, 2005. For the three-month period ended March 31, 2005, merchandise sales were $1.9 million compared to $2.3 million for the three-month period ended March 31, 2004. The decrease of $0.4 million, or 14.8%, primarily resulted from lower retail prices for handsets. The cost of handsets typically exceeds the amount received from our subscribers because we subsidize the price of handsets to remain competitive in the marketplace.

Operating (Income) Expenses

	Successor Company	Predecessor Company		Predecessor Company
	For the Two Months Ended March 31, 2005	For the Month Ended January 31, 2005	For the Three Months Ended March 31, 2005	For the Three Months Ended March 31, 2004
	(In thousands)
Cost of service	$18,269	$7,772	$26,041	$22,689
Merchandise cost of sales	2,039	1,259	3,298	4,142
General and administrative	1,269	1,664	2,933	2,954
Gain on reorganization	—	(114,955)	(114,955)	—
Sales and marketing	5,384	2,645	8,029	7,548
Depreciation and amortization	6,758	2,273	9,031	13,997
Total operating (income) expenses	$33,719	$(99,342)	$(65,623)	$51,330

Cost of service

Cost of service was $ 18.3 million for the two-month period ended March 31, 2005 and $7.8 million for the month ended January 31, 2005. For the three-month period ended March 31, 2005, cost of services was $26.0 million compared to $22.7 million for the three-month period ended March 31, 2004. The increase of $3.3 million, or 14.8%, was primarily due to an increase in the reciprocal Sprint travel rate per minute from $.041 to $.058 and an increase in the Sprint affiliate fees due to an increase in revenue.

Merchandise cost of sales

Merchandise cost of sales was $2.0 million for the two-month period ended March 31, 2005 and $1.3 million for the month ended January 31, 2005. For the three-month period ended March 31, 2005, total merchandise cost of sales was $3.3 million compared to $4.1 million for the three-month period ended March 31, 2004. The decrease of $0.8 million, or 20.4%, resulted from a $0.3 million reduction in the cost of handsets sold, $0.3 million reduction from additional mail in rebates on equipment purchases, and a decrease of $0.2 million in equipment subsidies.

General and administrative expenses

General and administrative expenses were $1.3 million for the two-month period ended March 31, 2005 and $1.6 million for the month ended January 31, 2005. For the three-month period ended March 31, 2005, total general and administrative expenses were $2.9 million compared to $3.0 million for the three-month period ended March 31, 2004. General and administrative expenses remained reasonably consistent for the three-month period ended March 31, 2005 and the three-month period ended March 31, 2004.

Gain on reorganization

Gain on reorganization income for the period ended January 31, 2005 totaled $115.0 million. Gain on reorganization income consists of those items incurred as a direct result of our Chapter 11 filing as well as the effects of fresh-start accounting adopted on February 1, 2005. Gain on reorganization income was comprised of $123.8 million as the result of fresh-start accounting and the revaluation of our assets and liabilities to their fair value, $11.1 million related to the Sprint simplification settlement, offset, in part, by $11.2 million of expense for the write-off of the unamortized financing fees and $8.8 million of professional fees and other expenses related to the reorganization. The $123.8 million as the result of fresh-start accounting consisted primarily of an increase of $54.8 million associated with the appraised value of the Sprint agreement, $62.0 million associated with the appraised value of our customer base agreements and $34.7 million of other fair value adjustments offset, in part, by a write-down of property and equipment of $27.7 million.

Sales and marketing expenses

Sales and marketing expenses were $5.4 million for the two-month period ended March 31, 2005 and $2.6 million for the month ended January 31, 2005. For the three-month period ended March 31, 2005, total sales and marketing expenses were $8.0 million compared to $7.5 million for the three-month period ended March 31, 2004. The increase of $.5 million, or 6.4%, resulted primarily from an increase in handset subsidy and service bureau fees offset, in part, by a decrease in national commissions.

Depreciation and amortization expense

Depreciation and amortization expense was $6.7 million for the two-month period ended March 31, 2005 and $2.3 million for the month ended January 31, 2005. For the three-month period ended March 31, 2005, total depreciation and amortization expenses were $9.0 million compared to $14.0 million for the three-month period ended March 31, 2004. The decrease of $5.0 million, or 35.5%, resulted primarily from a full period of amortization of the Predecessor Company subscriber base in 2004 while the 2005 activity only reflects Successor Company amortization from the date of fresh-start accounting forward.

Other Income/(Expense)

	Successor Company	Predecessor Company		Predecessor Company
	For the Two Months Ended March 31, 2005	For the Month Ended January 31, 2005	For the Three Months Ended March 31, 2005	For the Three Months Ended March 31, 2004
	(In thousands)
Interest expense	$(4,811)	$(1,772)	$(6,583)	$(11,406)
Interest income	517	18	535	92
Gain on extinguishment of debt	—	76,942	76,942	—
Loss on asset sale	—	—	—	(25)
Total other income (expense),	$(4,294)	$75,188	$70,894	$11,339

Interest Expense

Interest expense was $4.8 million for the two-month period ended March 31, 2005 and $1.8 million for the month ended January 31, 2005. For the three-month period ended March 31, 2005 total interest expense was $6.6 million compared to $11.4 million for the three-month period ended March 31, 2004. The decrease of $4.8 million, or 42.3%, resulted from the restructuring of debt associated with our Plan of Reorganization.

Interest Income

Interest income was $517,000 for the two-month period ended March 31, 2005 and $18,000 for the month ended January 31, 2005. For the three-month period ended March 31, 2005 total interest income was $535,000 compared to $92,000 for the three-month period ended March 31, 2004. The increase of $443,000, resulted from increased cash deposit levels associated with proceeds of our bond offering and an increase in related interest rates.

Gain on extinguishment of debt

For the period ended January 31, 2005, we recorded income of $76.9 million for the cancellation of debt that was exchanged for equity in the reorganized company upon our emergence from bankruptcy. The gain on the extinguishment of debt was calculated as the book value of the debt, and related accrued interest, less the fair value of the new common stock issued in exchange.

Performance Measurements and Metrics

The wireless telecommunications industry uses terms such as subscriber additions, average revenue per user, churn and cost per gross addition as performance measurements or metrics. None of these terms are measures of financial performance under GAAP. When we use these terms, they may not be comparable to similar terms used by other wireless telecommunications companies. These industry metrics are disclosed below.

	Three-month period ended March 31,
	2005	2004
Subscribers
Gross Additions	27,455	27,274
Net Additions	5,246	5,063
Total Customers	242,657	220,074
Churn, monthly	2.8%	3.1%

Average Revenue Per User, Monthly
Including Roaming	$63.88	$63.69
Without Roaming	$49.55	$50.52

Cash Cost Per User, Monthly
Including Roaming	$40.31	$37.95
Without Roaming	$29.23	$28.61

Cost Per Gross Addition	$342	$345

Reseller subscribers	101,416	58,101

Average Monthly MOUs Per Subscriber
Home	583	480
Roaming off our Network	174	182

System MOUs (Millions)
Subscriber	419	313
Roaming	172	160

Licensed POPs (Millions)	6.2	6.3
Covered POPs (Millions)	4.8	4.8
Towers (owned and leased)	724	693

Subscribers

We refer to our customers as "subscribers". Gross additions refer to the total number of new subscribers added during the period. Net subscribers refer to the total number of new subscriber additions during the period reduced by any subscribers that have cancelled or terminated their service with us during this same period.

Churn

Churn is the monthly rate of customer turnover expressed as a percentage of our overall average customers for the reporting period. Customer turnover includes both customers that elected voluntarily to discontinue using our service and customers that were involuntarily terminated from using our service because of non-payment. Churn is calculated by dividing the sum of (i) the number of customers that discontinue service; (ii) less those customers discontinuing their service within 30 days of their original activation date; and (iii) adding back those customers that reactivate their service, by our overall average customers for the reporting period; and dividing the result by the number of months in the period.

Subscriber and Roaming Revenue

Subscriber revenue consists primarily of a basic service plan (where the customer purchases a pre-allotted number of minutes for voice and/or data transmission); airtime (which consists of billings for minutes that either exceed or are not covered by the basic service plan); long distance; and charges associated with travel outside our service area.

Roaming revenue consists primarily of Sprint PCS travel revenue and foreign roaming revenue. Sprint PCS travel revenue is generated on a per minute basis when a Sprint PCS subscriber or another affiliate-managed customer outside of our markets uses our service when traveling through our markets. Sprint PCS travel expense is generated on a per minute basis when our subscribers travel outside our market area and use the Sprint/affiliate network. Historically, our Sprint PCS travel revenue exceeds our Sprint PCS travel expense. Foreign roaming revenue is generated when a non-Sprint PCS customer uses our service when traveling through our markets. We recognize reseller usage, as defined in "Reseller Subscribers", as foreign roaming.

Average Revenue per User

Average revenue per user ("ARPU") is the average monthly service revenue per subscriber and is calculated by dividing total subscriber revenue for the period by the average number of subscribers during the period. We present ARPU excluding and including roaming revenue.

Cash Cost per User

Cash cost per user ("CCPU") is a measure of the costs to operate our business on a per subscriber basis consisting of costs of service and operations, including handset subsidies on equipment sold to existing subscribers, and general and administrative expenses but excluding restructuring expenses. We present CCPU both including and excluding roaming expenses. These roaming charges are paid to Sprint PCS, Sprint PCS affiliates and other carriers when our subscribers use their networks.

Cost per Gross Addition

Cost per gross addition ("CPGA") summarizes the average cost to acquire new customers during the reporting period. CPGA is computed by adding sales and marketing expenses and merchandise cost of sales and reducing the amount by the revenue from merchandise sales. The net amount is divided by the total of subscriber gross additions for the period.

Average Monthly Minutes of Use per Subscriber

We calculate average monthly minutes of use ("MOUs") per subscriber to provide us with an indication of the effectiveness of our basic service plans. We calculate average monthly MOUs per subscriber by dividing total subscriber minutes with and without roaming by the average number of our subscribers.

Reseller Subscribers

We participate in a reseller program in our service area through Sprint PCS as part of the partnership with Sprint PCS. The agreement allows various resellers to sell wireless services (pre and post pay) and pay us for use of our network on a per minute basis.

System Minutes of Use

System MOUs provide an indication of total network ("system") usage. We track and evaluate network usage for our subscribers as well as other Sprint PCS, Sprint PCS affiliates and non-Sprint PCS subscribers using our network in order to assess network capacity.

Resident Population/Service Area

Our service area comprises a population ("Licensed POPs") of approximately 6.2 million residents. When we use the term "Covered POPs", we refer to that portion of residents in our service area that have service available as a result of our network build out. The number of people in our service area does not represent the number of Sprint PCS subscribers that we expect to have in our service area.

IWO HOLDINGS INC. AND SUBSIDIARIES
(UNAUDITED)
(Dollars in thousands, except per user and per add amounts)

Reconciliation of Non-GAAP Financial Measures

		Predecessor Company
	For the Three Months Ended March 31, 2005	For the Three Months Ended March 31, 2004

ARPU
Subscriber Revenue	$35,614	$32,971
Roaming Revenue	10,298	8,597
Total service revenue	$45,912	$41,568
Average subscribers	239,587	217,543
Average revenue per user including roaming, monthly	$63.88	$63.69
Average revenue per user without roaming, monthly	$49.55	$50.52

CCPU
Cost of service and roaming	$26,041	$22,689
plus: General and administrative expenses	2,933	2,954
less: Restructuring costs	—	(873)
Total cash costs including roaming	28,974	24,770
less: Roaming expense	(7,968)	(6,099)
Total cash costs without roaming	$21,006	$18,671
Average subscribers	239,587	217,543
Cash cost per user, monthly	$40.31	$37.95
Cash cost per user without roaming, monthly	$29.23	$28.61

CPGA
Sales and marketing	$8,029	$7,548
less: Equipment revenue, net of upgrade revenue	(1,947)	(2,285)
plus: Cost of equipment, net of cost of upgrades	3,298	4,142
Total costs of acquisition	$9,380	$9,405
Gross adds	27,455	27,274
Cost per gross add	$342	$345

Liquidity and Capital Resources

On January 4, 2005, we filed voluntary petitions in the Bankruptcy Court seeking relief under the Bankruptcy Code. Upon filing the petition, we continued to operate our businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provision of the Bankruptcy Code and the orders of the Bankruptcy Court.

As previously discussed, the Company on February 9, 2005, the Bankruptcy Court entered an order confirming the Company's Plan of Reorganization (effective February 10, 2005). Pursuant to the Plan of Reorganization, on February 10, 2005, IWO Escrow was merged into us and we assumed new notes for aggregate proceeds of approximately $232.7 million. We repaid in full and terminated the existing $215.0 million senior credit facility. Our $160.0 million senior notes were cancelled and exchanged for 5,000,005 shares of new common stock. Our existing common stock, all of which was owned by US Unwired, was cancelled, with no distributions or payments thereon. As a result of the merger, we assumed all obligations of IWO Escrow, including those under the new notes described below.

On January 6, 2005, IWO Escrow issued $150.0 million aggregate principal amount of Senior Secured Floating Rate Notes due 2012 for proceeds of $145.4 million, net of underwriting and escrow fees. Interest payments for the Senior Secured Floating Rate Notes are due on each April 15, July 15, October 15 and January 15, commencing on April 15, 2005. As a result of our assuming the obligations under the Senior Secured Floating Rate Notes, we are required to comply with certain covenants that restrict our ability to incur additional indebtedness, pay dividends, make repayments on indebtedness that are subordinated to the Senior Secured Floating Rate Notes and to make certain other restricted payments, incur certain liens, use proceeds from sales of assets, enter into business combination transactions (including mergers, consolidations and asset sales), enter into transactions with affiliates and permit restrictions on the payment of dividends by restricted subsidiaries. The indenture governing the Senior Secured Floating Rate Notes does not contain financial maintenance covenants. The Senior Secured Floating Rate Notes rank equally in right of payment with any of our senior indebtedness and senior in right of payment to any of the subordinated indebtedness. All obligations under the Senior Secured Floating Rate Notes are guaranteed on a senior, secured basis by us and will be guaranteed by future subsidiaries except certain foreign and certain domestic subsidiaries. The Senior Secured Floating Rate Notes and the guarantees are collateralized by a first priority security interest in substantially all of our assets.

On January 6, 2005, IWO Escrow also issued $140.0 million aggregate principal amount at maturity of 10.75% Senior Discount Notes due 2015 for proceeds of $80.1 million, net of underwriting and escrow fees. Interest on the 10.75% Senior Discount Notes will accrue semi-annually until July 15, 2010, in the form of an increase in the accreted value of the 10.75% Senior Discount Notes. Thereafter, cash interest on the 10.75% Senior Discount Notes will accrue and be payable semi-annually in arrears on each January 15 and July 15. As a result of our assuming the obligations under the 10.75% Senior Discount Notes, we are required to comply with certain covenants that restrict our ability to incur additional indebtedness, pay dividends, make repayments on indebtedness that are subordinated to the Senior Discount Notes and to make certain other restricted payments, incur certain liens, use proceeds from sales of assets, enter into business combination transactions (including mergers, consolidations and asset sales), enter into transactions with affiliates and permit restrictions on the payment of dividends by restricted subsidiaries. The indenture governing the Senior Discount Notes does not contain financial maintenance covenants. All obligations under the Senior Discount Notes are guaranteed on a senior basis by us, and will be guaranteed by future subsidiaries except certain foreign and certain domestic subsidiaries.

During the two months ended March 31, 2005, we used $2.5 million in cash for operating activities, and we used $3.1 million in cash for investing activities. Net cash used in operating activities consisted primarily of a net loss of $5.6 million consisting of non-cash expenses in the amount of $9.3 million, consisting primarily of $7.0 million for amortization and depreciation and $2.0 million for the accretion of debt, and changes in operating assets and liabilities consumed $6.3 million in cash for operating activities. Management believes that our current cash on hand and cash from operations will be sufficient to fund needs for operating cash and our capital expenditures for at least the next twelve months.

Seasonality

Like the wireless communications industry in general, there is an increase in subscriber additions in the fourth quarter due to the holiday season. A greater number of phones sold at holiday promotional prices causes our losses on merchandise sales to increase. Our sales and marketing expenses also increase with holiday promotional activities. We generally have the strongest demand for network usage and our weakest demand for new wireless services during the summer. We expect these trends to continue based on historical operating results.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We do not engage in derivatives or other financial instruments for trading, speculative or hedging purposes, though we may do so from time to time if such instruments are available to us on acceptable terms and prevailing market conditions are accommodating. We have been subject to some interest rate risk on our senior secured floating rate notes and could be subject to interest rate risk on any future floating rate financing.

Our primary interest rate risk exposures relate to (i) the interest rate on long-term borrowings; (ii) our ability to refinance our debt at maturity at market rates; and (iii) the impact of interest rate movements on our ability to meet interest expense requirements.

Our variable rate debt consists of Senior Secured Floating Rate Notes ($150.0 million at March 31, 2005). The Senior Secured Floating Rate Notes bear interest at the applicable Eurodollar rate, currently at 6.32%.

A one percent increase (decrease) in the variable interest rate would result in a $1.5 million increase (decrease) in the related interest expense on an average annual basis based upon borrowings outstanding at March 31, 2005.

Item 4.    Controls and Procedures

As of March 31, 2005, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2005. There have been no changes in the Company's internal control over financial reporting during the fiscal quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting, except that we continue to remediate the process by which we account for operating leases, and have implemented alternative management controls, that we deem effective in ensuring that our financial reporting is accurate, until such time our remediation has been completed.

Part II.    Other Information

Item 1.    Legal Proceedings

For a description of the consummation of our Plan of Reorganization, please see "Part I—Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Business—Reorganization."

From time to time, we are involved in various legal proceedings relating to claims arising in the ordinary course of business. We are not currently a party to any such legal proceedings, the adverse outcome of which, individually or in the aggregate, is expected to have a material adverse effect on our business, financial condition or results of operations.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On February 10, 2005, the Company consummated the Plan of Reorganization. In connection with the Plan of Reorganization, the Company cancelled its former senior notes and common stock. The Company's Amended and Restated Certificate of Incorporation authorizes 9,950,000 shares of New Common Stock. Of such authorized shares, 5,000,005 shares have been distributed to the holders of the Company's former senior notes. All of these shares of common stock were issued pursuant to the Plan of Reorganization in exchange for previously issued securities without registration under the Securities Act of 1933 in reliance on the provisions of Section 1145 of the United States Bankruptcy Code. For further information concerning the new securities, reference is made to Note 1 to the unaudited condensed consolidated financial statements above and the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

Item 3.    Defaults Upon Senior Securities

The Company did not pay $21.7 million of interest due January 15, 2005 on its former senior notes. As described in Item 2 above, in connection with the consummation of the Plan of Reorganization, the Company cancelled its former senior notes and distributed shares of its common stock to the Company's former senior noteholders.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

Item 6.    Exhibits

2.1	Order of the Bankruptcy Court, dated February 9, 2005, confirming the Company's Joint Plan of Reorganization, together with such Joint Plan of Reorganization, as so confirmed (incorporated by reference to Exhibit 2.1 to IWO Holdings, Inc.'s Form 8-K dated February 14, 2005).
3.1	Amended and Restated Certificate of Incorporation of IWO Holdings, Inc. (incorporated by reference to Exhibit 3.1 to IWO Holdings, Inc.'s Form 8-K dated February 14, 2005).
3.2	Amended and Restated Bylaws of IWO Holdings, Inc. (incorporated by reference to Exhibit 3.2 to IWO Holdings, Inc.'s Form 8-K dated February 14, 2005).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 16, 2005	IWO HOLDINGS, INC.
/s/ RICHARD HARRIS Richard Harris Chief Financial Officer