Form 10-Q/A
period 2005-03-31
IWO HOLDINGS INC
filed 2005-06-20
CIK 1116181

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes      No

As of June 1, 2005, the registrant had only one outstanding class of common stock, of which there were 5,000,005 shares outstanding.

* The registrant is not subject to the filing requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934. The registrant is a voluntary filer. The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months as if it were subject to such filing requirements.

Part I.    Financial Information
Item 1.    Financial Statements

IWO HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	Successor Company March 31, 2005	Predecessor Company December 31, 2004
	(Unaudited)	(Note 1)
	(restated)
Assets
Current assets:
Cash and cash equivalents	$29,253	$33,840
Subscriber receivables, net	10,482	11,381
Inventory	1,626	1,386
Prepaid expenses and other assets	9,064	7,801
Total current assets	50,425	54,408
Property and equipment, net	118,571	150,796
Goodwill	27,468	—
Intangible assets, net	129,752	17,331
Other assets	12,508	13,643
Total assets	$338,724	$236,178
Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$8,718	$24,277
Accrued expenses	18,328	40,333
Payable to related party	—	471
Current maturities of long-term obligations	—	355,275
Total current liabilities	27,046	420,356
Long term obligations, net of current maturities	234,761	—
Other	372	5,851
Stockholders' equity (deficit):
Preferred stock, $0.01 par value per share; 50,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $0.01 per share; 9,950,000 shares authorized; 5,000,005 shares issued and outstanding	50	1
Additional paid in capital	84,950	446,449
Retained deficit	(8,455)	(636,479)
Total stockholders' equity (deficit)	76,545	(190,029)
Total liabilities and stockholders' equity (deficit)	$338,724	$236,178

See accompanying notes to unaudited condensed consolidated financial statements.

IWO HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(In thousands, except per share amounts)

	Successor Company	Predecessor Company
	For the Two Months Ended March 31, 2005	For the Month Ended January 31, 2005	For the Three Months Ended March 31, 2004
	(restated)	(restated)
Revenues:
Subscriber	$23,312	$12,302	$32,971
Roaming	7,795	2,503	8,597
Merchandise sales	1,282	665	2,285
Other revenue	42	29	84
Total revenue	32,431	15,499	43,937
Expense:
Cost of service	18,269	7,772	22,689
Merchandise cost of sales	2,039	1,259	4,142
General and administrative	2,258	675	2,954
Gain on reorganization	—	(113,966)	—
Sales and marketing	5,384	2,645	7,548
Depreciation and amortization	8,642	2,273	13,997
Total expense	36,592	(99,342)	51,330
Operating income (loss)	(4,161)	114,841	(7,393)
Other income (expense):
Interest expense	(4,811)	(1,772)	(11,406)
Interest income	517	18	92
Gain on extinguishment of debt	—	76,942	—
Loss on sale of assets	—	—	(25)
Total other income (expense)	(4,294)	75,188	(11,339)
Net income (loss)	$(8,455)	$190,029	$(18,732)
Basic and diluted loss per share of common stock	$(1.69)	n/a	n/a

See accompanying notes to unaudited condensed consolidated financial statements.

IWO HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)
(Unaudited)
(In thousands)

	IWO Holdings, Inc. Capital Stock	Additional paid-in Capital	Retained Deficit	Total
Predecessor Company Balance at December 31, 2004	$1	$446,449	$(636,479)	$(190,029)
Predecessor Company net income	—	—	190,029	190,029
Predecessor Company's balance at January 31, 2005	1	446,449	(446,450)	—
Elimination of Predecessor Company's stockholders' equity	(1)	(446,449)	446,450	—
Issuance of Common Stock by Successor Company	50	84,950	—	85,000
Successor Company net loss (restated)	—	—	(8,455)	(8,455)
Successor Company balance at March 31, 2005 (restated)	$50	$84,950	$(8,455)	$76,545

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

Amendment of the March 31, 2005 10-Q

The Company reviewed its operating results reported in the March 31, 2005 10-Q and noted an understatement of depreciation expense of $1.8 million in the Successor Company's financial statements for the two month period ended March 31, 2005 and $989,000 of general and administrative expenses that were recorded within the Predecessor Company that related to Successor Company activity. The adjustments, as discussed below, did not affect the Company's previously reported net cash used in operating activities. As a result of the adjustments, certain previously recorded amounts to the Company's consolidated balance sheet and consolidated statements of operations have been adjusted as follows (in thousands, except per share amounts):

Predecessor Company

For the Month ended January 31, 2005	As Originally Reported	Adjustments	As Adjusted
Statement of Operations
General and administrative	$1,664	$(989)	$675
Gain on reorganization	(114,955)	989	(113,966)
Total expenses	(99,342)	—	(99,342)
Operating income	114,841	—	114,841
Net income	190,029	—	190,029

Successor Company

March 31, 2005	As Originally Reported	Adjustments	As Adjusted
Balance Sheet
Property and equipment, net	$120,455	$(1,884)	$118,571
Goodwill	28,457	(989)	27,468
Retained deficit	(5,582)	(2,873)	(8,455)

For the Two Months ended March 31, 2005
Statement of Operations
General and administrative	$1,269	$989	$2,258
Depreciation and amortization	6,758	1,884	8,642
Total expenses	33,719	2,873	36,592
Operating loss	(1,288)	(2,873)	(4,161)
Net loss	(5,582)	(2,873)	(8,455)
Basic and diluted loss per share of common stock	(1.12)	(0.57)	(1.69)

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

The following table provides the basis for the calculation of basic and diluted earnings per share:

Two months ended March 31, 2005
(In thousands, except share amounts)
(restated)
Numerator:
Net loss	$(8,455)
Denominator:
Weighted average number of common shares outstanding	5,000,005

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

Two months ended March 31, 2005
(In thousands, except per share amounts)
(restated)
Net loss, as reported	$(8,455)
Less non-cash stock compensation in accordance with SFAS No. 123	(202)
Pro-forma	$(8,657)
Basic and diluted loss per share:
As reported	$(1.69)
Pro-forma	$(1.73)

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

4.    Details of Certain Balance Sheet Accounts

Major categories of property and equipment at March 31, 2005 and December 31, 2004 were as follows:

	Successor Company March 31, 2005	Predecessor Company December 31, 2004
	(restated)
	(In thousands)
Land	$150	$168
Buildings and leasehold improvements	5,934	9,390
Facilities and equipment	109,687	196,437
Furniture, fixtures and vehicles	1,621	5,642
Construction in progress	5,560	6,626
	122,952	218,263
Less accumulated depreciation and amortization	(4,381)	(67,467)
Total property and equipment, net	$118,571	$150,796

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

IWO HOLDINGS, INC. AND SUBSIDIARIES Condensed Consolidated Balance Sheet at February 1, 2005
	Pre- Reorganization Balance	Reorganization & Fresh Start Adjustments		Post-Reorganization Balance
		(restated)		(restated)
	(In thousands)
Cash and cash equivalents	$24,983	$9,898	(g)(h)(i)	$34,881
Restricted cash	80	—		80
Subscriber receivables, net	11,678	—		11,678
Inventory	1,605	—		1,605
Prepaid expenses and other assets	12,690	(6,500	)(j)	6,190
Deferred subscriber activation costs—current	1,148	(1,148	)(a)	—
Total current assets	52,184	2,250		54,434
Property and equipment, net	149,418	(27,706	)(a)	121,712
Deferred subscriber activation costs	558	(558	)(a)	—
Intangible assets, net
Subscriber base	—	62,000	(a)	62,000
Sprint affiliation agreement	17,237	54,763	(a)	72,000
Other assets	1,673	—		1,673
Debt issue costs	11,218	(278	)(a)(b)(h)	10,940
Goodwill	—	27,468	(a)	27,468
Total assets	$232,288	$117,939		$350,227
Accounts payable	$23,484	$(15,789)	(a)(i)	$7,695
Accrued expenses	17,522	7,290	)(a)(i)	24,812
Deferred subscriber activation revenue—current	1,148	(1,148	)(a)	—
Current maturities of long-term obligations	215,000	(215,000	)(f)	—
Total current liabilities	257,154	(224,647)		32,507
Deferred Lease—Non-current	5,242	(5,242	)(a)	—
Senior secured floating rate notes	—	150,000	(g)	150,000
Senior discount notes	—	82,720	(g)	82,720
Direct subscriber activation revenue	609	(609	)(a)	—
Total liabilities not subject to compromise	263,005	2,222		265,227
Liabilities subject to compromise:
Accrued interest	21,651	(21,651	)(b)	—
Senior notes	140,291	(140,291	)(b)	—
Total liabilities subject to compromise	161,942	(161,942)		—
Stockholder's (deficit) equity
Common stock	1	49	(d)	50
Additional paid in capital	446,449	(446,449	)(c)	84,950
		84,950	(d)
Retained deficit	(639,109)	9,898	(g)(h)(i)	—
		(1,148	)(a)
		(27,706	)(a)
		(558	)(a)
		(17,237	)(a)
		62,000	(a)
		72,000	(a)
		(278	)(a)(b)
		(6,500	)(a)
		1,148	(a)
		15,789	(a)
		5,242	(a)
		609	(a)
		(7,767	)(a)
		21,651	(b)
		140,291	(b)
		(49	)(c)
		446,449	(c)
		(84,950	)(d)
		(17,720	)(f)(g)
		477	(i)
		27,468	(a)

Total stockholder's (deficit) equity	(192,659)	277,659		85,000
Total liabilities and stockholder's (deficit) equity	$232,288	$117,939		$350,227

(a)	Reflects fresh-start accounting adjustments to record our assets and liabilities at their fair value in the reorganization.

(b)	Reflects the cancellation of our former senior notes.

(c)	Reflects the elimination of the equity of the Predecessor Company.

(d)	Reflects the restatement of the Successor Company stockholders' equity under fresh-start accounting.

(e)	Reflects financing costs for the issuance of the notes offered.

(f)	Reflects the repayment and termination of our former senior credit facility.

(g)	Reflects the issuance of the notes offered, net of discount.

(h)	Reflects the cash proceeds remaining after repayment of our former senior credit facility and payment of the estimated financing costs for the issuance of the notes offered.

(i)	Reflects the settlement and payment of approximately $5.9 million as resolution of disputed Sprint charges.

(j)	Reflects the release of funds from escrow that was contingent upon emergence from bankruptcy.

9.    Gain on Reorganization

The following items are included in gain on reorganization in the condensed consolidated statement of operations for the month ended January 31, 2005:

Predecessor Company
For the Month Ended January 31, 2005
(in thousands)
Fresh start accounting adjustments	$122,848
Sprint settlement	11,093
Professional fees and other costs related to the reorganization	(8,757)
Write off of debt financing costs	(11,218)
$113,966

The fresh-start accounting adjustments represent the recording of $122.8 million as the result of fresh-start accounting consisting primarily of an increase of $54.8 million associated with the appraised value of the Sprint agreement, $62.0 million associated with the appraised value of our customer base agreements and $33.7 million of other fair value adjustments offset, in part, by a write-down of property and equipment of $27.7 million.

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

Amendment of the March 31, 2005 10-Q

We reviewed our operating results reported in the March 31, 2005 10-Q and noted an understatement of depreciation expense of $1.8 million in the Successor Company's financial statements for the two month period ended March 31, 2005 and $989,000 of general and administrative expenses that were recorded within the Predecessor Company that related to Successor Company activity. The adjustments, as discussed below, did not affect our previously reported net cash used in operating activities. As a result of the adjustments, certain previously recorded amounts to the consolidated balance sheet and consolidated statements of operations have been adjusted as follows (in thousands, except per share amounts):

Predecessor Company

For the Month ended January 31, 2005	As Originally Reported	Adjustments	As Adjusted
Statement of Operations
General and administrative	$1,664	$(989)	$675
Gain on reorganization	(114,955)	989	(113,966)
Total expenses	(99,342)	—	(99,342)
Operating income	114,841	—	114,841
Net income	190,029	—	190,029

Successor Company

March 31, 2005	As Originally Reported	Adjustments	As Adjusted
Balance Sheet
Property and equipment, net	$120,455	$(1,884)	$118,571
Goodwill	28,457	(989)	27,468
Retained deficit	(5,582)	(2,873)	(8,455)

For the Two Months ended March 31, 2005
Statement of Operations
General and administrative	$1,269	$989	$2,258
Depreciation and amortization	6,758	1,884	8,642
Total expenses	33,719	2,873	36,592
Operating loss	(1,288)	(2,873)	(4,161)
Net loss	(5,582)	(2,873)	(8,455)
Basic and diluted loss per share of common stock	(1.12)	(0.57)	(1.69)

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

Operating (Income) Expenses

	Successor Company	Predecessor Company		Predecessor Company
	For the Two Months Ended March 31, 2005	For the Month Ended January 31, 2005	For the Three Months Ended March 31, 2005	For the Three Months Ended March 31, 2004
	(restated)	(restated)	(restated)
	(In thousands)
Cost of service	$18,269	$7,772	$26,041	$22,689
Merchandise cost of sales	2,039	1,259	3,298	4,142
General and administrative	2,258	675	2,933	2,954
Gain on reorganization	—	(113,966)	(113,966)	—
Sales and marketing	5,384	2,645	8,029	7,548
Depreciation and amortization	8,642	2,273	10,915	13,997
Total operating (income) expenses	$36,592	$(99,342)	$(62,750)	$51,330

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

General and administrative expenses

General and administrative expenses were $2.2 million for the two-month period ended March 31, 2005 and $0.7 million for the month ended January 31, 2005. For the three-month period ended March 31, 2005, total general and administrative expenses were $2.9 million compared to $3.0 million for the three-month period ended March 31, 2004. General and administrative expenses remained reasonably consistent for the three-month period ended March 31, 2005 and the three-month period ended March 31, 2004.

Gain on reorganization

Gain on reorganization income for the period ended January 31, 2005 totaled $114.0 million. Gain on reorganization income consists of those items incurred as a direct result of our Chapter 11 filing as well as the effects of fresh-start accounting adopted on February 1, 2005. Gain on reorganization income was comprised of $122.8 million as the result of fresh-start accounting and the revaluation of our assets and liabilities to their fair value, $11.1 million related to the Sprint simplification settlement, offset, in part, by $11.2 million of expense for the write-off of the unamortized financing fees and $8.8 million of professional fees and other expenses related to the reorganization. The $122.8 million as the result of fresh-start accounting consisted primarily of an increase of $54.8 million associated with the appraised value of the Sprint agreement, $62.0 million associated with the appraised value of our customer base agreements and $33.7 million of other fair value adjustments offset, in part, by a write-down of property and equipment of $27.7 million.

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

Depreciation and amortization expense

Depreciation and amortization expense was $8.6 million for the two-month period ended March 31, 2005 and $2.3 million for the month ended January 31, 2005. For the three-month period ended March 31, 2005, total depreciation and amortization expenses were $10.9 million compared to $14.0 million for the three-month period ended March 31, 2004. The decrease of $3.1 million, or 22.1%, resulted primarily from a full period of amortization of the Predecessor Company subscriber base in 2004 while the 2005 activity only reflects Successor Company amortization from the date of fresh-start accounting forward.

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

On June 14, 2005, our management and the Audit Committee of our Board of Directors concluded that our financial statements for the interim periods ending January 31, 2005 and March 31, 2005 should be restated to correct certain errors relating to accounting for depreciation and general and administrative expenses, and that such previously filed interim financial statements should no longer be relied upon. Ernst & Young LLP, our independent registered public accounting firm, has advised us that it concurs with our conclusion.

Based on the Public Company Accounting Oversight Board's Auditing Standard No. 2, An Audit of Internal Control Over Financial Reporting Performed in Conjunction With an Audit of Financial Statements, restatement of financial statements in prior filings with the SEC is a strong indicator of the existence of a "material weakness" in the design or operation of internal control over financial reporting. Although we are not an "accelerated filer" within the meaning of the rules implementing Section 404 of the Sarbanes-Oxley Act of 2002 and therefore are not required to include in this report management's assessment of the effectiveness of our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) as of March 31, 2005, management has concluded that, because we were required to restate our financial statements as a result of errors described above, a material weakness existed in our internal control over financial reporting as of the date of this report and, to this extent, our disclosure controls and procedures were not effective. In connection with correcting our methodology of accounting for depreciation and general and administrative expenses, we are instituting procedures to remediate this material weakness.

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

June 20, 2005	IWO HOLDINGS, INC.
/s/ RICHARD HARRIS Richard Harris Chief Financial Officer