Form 10-Q
period 2005-06-30
IWO HOLDINGS INC
filed 2005-08-11
CIK 1116181

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

(518) 862-6000

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of August 11, 2005, the registrant had only one outstanding class of common stock, of which there were 5,000,005 shares outstanding.

Part I. Financial Information

Item 1. Financial Statements

IWO HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	Successor Company June 30, 2005	Predecessor Company December 31, 2004
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$28,748	$33,840
Subscriber receivables, net	13,768	11,381
Inventory	1,511	1,386
Prepaid expenses	4,716	6,428
Other assets	1,995	1,373

Total current assets	50,738	54,408
Property and equipment, net	116,717	150,796
Goodwill	27,467	—
Intangible assets, net	123,378	17,331
Other assets	12,309	13,643

Total assets	$330,609	$236,178

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$7,028	$24,277
Accrued expenses	17,891	40,333
Payable to related party	—	471
Current maturities of long-term obligations	—	355,275

Total current liabilities	24,919	420,356
Long term obligations, net of current maturities	237,000	—
Other	861	5,851
Stockholders’ equity (deficit):
Preferred stock, $0.01 par value per share; 50,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $0.01 per share; 9,950,000 shares authorized; 5,000,005 shares issued and outstanding	50	—
Common stock (non-voting), $0.01 par value per share; 100,000 shares authorized; issued and outstanding	—	1
Additional paid in capital	84,950	446,449
Retained deficit	(17,171)	(636,479)

Total stockholders’ equity (deficit)	67,829	(190,029)

Total liabilities and stockholders’ equity (deficit)	$330,609	$236,178

See accompanying notes to unaudited condensed consolidated financial statements.

IWO HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Successor Company	Predecessor Company
	For the Three Month Ended June 30, 2005	For the Three Months Ended June 30, 2004
Revenues:
Subscriber	$36,493	$35,147
Roaming	12,512	9,117
Merchandise sales	2,234	2,169
Other revenue	384	91

Total revenue	51,623	46,524

Expense:
Cost of service	27,112	24,910
Merchandise cost of sales	3,041	4,782
General and administrative	3,287	3,949
Sales and marketing	8,917	7,694
Depreciation and amortization	13,006	6,909

Total expense	55,363	48,244

Operating loss	(3,740)	(1,720)

Other income (expense):
Interest expense	(5,178)	(7,255)
Interest income	204	118

Total other expense	(4,974)	(7,137)

Net loss	$(8,714)	$(8,857)

Basic and diluted loss per share of common stock	$(1.74)	n/a

See accompanying notes to unaudited condensed consolidated financial statements.

IWO HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Successor Company	Predecessor Company
	For the Five Months Ended June 30, 2005	For the Month Ended January 31, 2005	For the Six Months Ended June 30, 2004
Revenues:
Subscriber	$59,805	$12,302	$68,118
Roaming	20,308	2,503	17,714
Merchandise sales	3,516	665	4,454
Other revenue	426	29	175

Total revenue	84,055	15,499	90,461

Expense:
Cost of service	45,381	7,772	47,600
Merchandise cost of sales	5,079	1,259	8,924
General and administrative	5,548	675	6,902
Gain on reorganization	—	(113,966)	—
Sales and marketing	14,302	2,645	15,242
Depreciation and amortization	21,648	2,273	20,906

Total expense	91,958	(99,342)	99,574

Operating income (loss)	(7,903)	114,841	(9,113)

Other income (expense):
Interest expense	(9,989)	(1,772)	(18,662)
Interest income	721	18	210
Gain on extinguishment of debt	—	76,942	—
Loss on sale of assets	—	—	(25)

Total other income (expense)	(9,268)	75,188	(18,477)

Net income (loss)	$(17,171)	$190,029	$(27,590)

Basic and diluted loss per share of common stock	$(3.43)	n/a	n/a

See accompanying notes to unaudited condensed consolidated financial statements.

IWO HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(In thousands)

	IWO Holdings, Inc. Capital Stock	Additional paid-in Capital	Retained Deficit	Total
Predecessor Company Balance at December 31, 2004	$1	$446,449	$(636,479)	$(190,029)
Predecessor Company net income	—	—	190,029	190,029

Predecessor Company’s balance at January 31, 2005	1	446,449	(446,450)	—
Elimination of Predecessor Company’s stockholders’ equity	(1)	(446,449)	446,450	—
Issuance of Common Stock by Successor Company	50	84,950	—	85,000
Successor Company net loss	—	—	(17,171)	(17,171)

Successor Company balance at June 30, 2005	$50	$84,950	$(17,171)	$67,829

See accompanying notes to unaudited condensed consolidated financial statements.

IWO HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Successor Company	Predecessor Company
	For the Five Months Ended June 30, 2005	For the Month Ended January 31, 2005	For the Six Months Ended June 30, 2004
Cash flows from operating activities
Net cash provided (used) by operating activities	$(1,303)	$(1,655)	$1,918
Cash flows provided (used) by investing activities
Purchases of property and equipment	(3,197)	(2,118)	(5,194)
Release of restricted cash	—	—	11,160
Bond collateral related to capital projects	(1,633)	—	—
Proceeds from the sale of assets	—	—	5

Net cash provided (used) by investing activities	(4,830)	(2,118)	5,971

Cash flows provided (used) by financing activities
Principal payments on long-term debt	—	(215,475)	—
Proceeds from long term borrowing	—	231,229	—
Debt issuance costs	—	(10,940)	—

Net cash provided (used) by financing activities	—	4,814	—

Net change in cash and cash equivalents	(6,133)	1,041	7,889
Cash and cash equivalents at beginning of period	34,881	33,840	32,337

Cash and cash equivalents at end of period	$28,748	$34,881	$40,226

See accompanying notes to unaudited condensed consolidated financial statements.

IWO HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005

(unaudited)

1. Business and Basis of Presentation

Nature of Business and Operations

IWO Holdings, Inc. and its subsidiaries (collectively referred to as the “Company,” “IWO,” “we” and “us”), is a PCS affiliate of Sprint, the personal communications services division of Sprint Corporation. The Company has the exclusive right to provide digital wireless personal communications services, or PCS, under the Sprint brand names in a territory that includes a total population, or POPs, of approximately 6.2 million. The Company’s service area covers upstate New York, including the markets of Albany, Binghamton, Syracuse and Ithaca, substantially all of New Hampshire and Vermont and portions of Massachusetts and Pennsylvania.

Plan of Reorganization

IWO is a restructured company. On January 4, 2005, IWO and each of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) seeking relief under the provisions of chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) (the “Chapter 11 Case”). In connection with the Chapter 11 Case, the Debtors also filed with the Bankruptcy Court on January 4, 2005 a proposed “pre-packaged” plan of reorganization (the “Plan of Reorganization”), which was confirmed on February 9, 2005 (effective February 10, 2005) pursuant to an order entered by the Bankruptcy Court.

Pursuant to the Plan of Reorganization, on February 10, 2005, IWO Escrow Company (“IWO Escrow”), a special-purpose entity formed to obtain new debt financing and merge with and into IWO upon consummation of the Plan of Reorganization, was merged into IWO. At that time, IWO assumed $150.0 million in Senior Secured Floating Rate Notes due 2012 and $140.0 million principal amount at maturity of 10.75% Senior Discount Notes due 2015, each of which had been issued by IWO Escrow, resulting in approximately $231.2 million in aggregate net proceeds to IWO. IWO used these proceeds to repay in full and terminate its existing $215.5 million senior credit facility. The existing common stock of IWO, all of which was owned by US Unwired, was cancelled, with no distributions or payments thereon. In addition, IWO’s existing $160.0 million senior notes were cancelled and exchanged for 5,000,005 shares of new common stock of IWO.

On November 29, 2004, IWO Escrow signed a letter of intent with Sprint PCS, effective on the consummation of the reorganization, under which the parties agreed to amend our affiliation agreement with Sprint PCS. The amendments were retroactively effective to November 1, 2004 and subject to the right of Sprint PCS to terminate the amendments in the event a reorganization did not occur. The amendments include a provision for the settlement of all outstanding disputed charges between us and Sprint PCS that had been disputed by us prior to November 1, 2004; the restructuring of costs that Sprint PCS charges us for certain services, which was adjusted effective November 1, 2004; an increase in the fixed reciprocal roaming rate, which rate was retroactive back to November 1, 2004; a reduction in our coverage area by approximately 100,000 people in certain portions of New Hampshire and Vermont; and, a modification to the service area build-out requirements.

In connection with the consummation of the Plan of Reorganization, IWO terminated its management agreement with US Unwired, dated April 1, 2004, as amended on January 3, 2005. The termination of the management agreement was subject to a four-month transition period during which US Unwired provided transitional management and restructuring services as defined in the management agreement. The transition period, as defined under the management agreement, ended on June 9, 2005.

Fresh Start Accounting

Pursuant to the American Institute of Certified Public Accountants, or the AICPA, Statement of Position 90—7 (“SOP 90-7”), “Financial Reporting By Entities in Reorganization Under the Bankruptcy Code”, the accounting for the effects of the reorganization occurs once the Plan of Reorganization is confirmed by the Bankruptcy Court and there are no remaining contingencies material to completing the implementation of the Plan of Reorganization.

The fresh-start accounting principles of SOP 90-7 provide, among other things, for the Company to determine the value to be assigned to the assets of reorganized IWO Holdings as of the confirmation date.

For financial reporting purposes, the Company applied fresh-start accounting as of February 1, 2005 because the results of operations for the nine calendar days prior to February 10, 2005 did not have a material impact on the reorganized Company’s financial position, results of operations and cash flows. The periods as of and prior to January 31, 2005 have been designated “Predecessor Company” and the periods subsequent to January 31, 2005 have been designated “Successor Company”.

Under fresh-start accounting, the Company’s reorganization value was allocated to its assets and liabilities based on their respective fair values in conformity with the purchase method of accounting for business combinations. The excess of reorganization value over the fair value of net assets and liabilities is reported as goodwill. Certain assets as well as related depreciation and amortization expense set forth on the Company’s financial statements give effect to the adjustments that were the result of the adoption of fresh-start accounting. Accordingly, the Company’s financial condition and results of operations subsequent to the reorganization will not be comparable to the Company’s financial condition or results of operations prior to the reorganization.

Use of Management Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results can vary from these estimates.

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

The condensed consolidated balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The condensed consolidated financial statements contained herein should be read in conjunction with the financial statements and notes included in the Form 10-K for IWO Holdings, Inc. for the year ended December 31, 2004, filed on March 31, 2005 with the Securities and Exchange Commission. Certain reclassifications have been made to the financial statements for the periods ended June 30, 2004 to conform to the presentation of the financial statements herein.

2. Summary of Significant Accounting Policies

Revenue Recognition

The Company earns revenue by providing access to and usage of its network and sales of merchandise. Subscriber revenue consists primarily of a basic service plan (where the customer purchases a pre-allotted number of minutes for voice and/or data transmission); airtime (which consists of billings for minutes that either exceed or are not covered by the basic service plan) and long distance. Travel revenue is generated on a per-minute basis when a Sprint subscriber outside of our markets uses the Company’s service when traveling through the Company’s markets. Foreign roaming revenue is generated when a non-Sprint customer uses the Company’s service when traveling through the Company’s markets. The Company recognizes roaming revenue through an agreement that allows a reseller to sell prepaid wireless services in its markets. Revenues are recognized when amounts are considered to be earned under the respective service plans and collection of such amounts is considered probable.

Sprint retains 8% of collected service revenues from subscribers based in the Company’s service area, foreign roaming and revenue generated under its reseller agreement. The amount of affiliation fees retained by Sprint PCS is recorded as a cost of services expense. Revenues derived from the sale of handsets and accessories by the Company and from certain roaming services (outbound roaming and roaming revenues from Sprint and its PCS network partner subscribers) are not subject to the 8% affiliation fee from Sprint.

Revenues from the sales of merchandise, primarily wireless handsets and accessories, represent a separate earnings process and are recognized at the time of the customer purchase. These revenues and related costs are included in merchandise sales and merchandise cost of sales, respectively. The Company reduces recorded revenue for rebates and discounts given to subscribers on wireless handsets sales in accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-9 “Accounting for Consideration Given by a Vendor to a Subscriber (Including a Reseller of the Vendor’s Products).”

The Company recognizes revenues from activation fees in accordance with EITF Issue No. 00-21. In May 2003, the EITF modified its previous consensus to EITF Issue No. 00-21 to clarify the scope of Issue No. 00-21 and its interaction with other authoritative literature. As permitted under the modified consensus, the Company adopted this modified consensus effective July 1, 2003 for all revenue arrangements entered into subsequent to June 30, 2003. EITF Issue No. 00-21 addresses the determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the related revenues should be measured and allocated to the separate units of accounting. In applying this guidance, separate contracts with the same party, entered into at or near the same time, will be presumed to be a package, and the consideration will be measured and allocated to the separate units based on their relative fair values. The Company believes that the sale of handsets and future service under contract should be accounted for as separate units under EITF Issue No. 00-21. As a result, the total consideration under these arrangements, including any related activation fees, is allocated between these separate units based on their relative fair values.

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

Accrued Commissions

The Company accrues commissions and other costs related to national retailers based upon their sales to new subscribers. The national retailers receive both a commission and, because the handset is typically sold below cost, a reimbursement for the difference between the sales price and the cost. The Company bases its accruals on information provided by Sprint on subscriber additions and recognizes that there are typically timing differences between the point of subscriber activation and the time that the Company is invoiced for commissions by Sprint. The Company periodically and annually evaluates the adequacy of its accruals through analysis of historical information and discussions with Sprint. Depending on the level of sales and other factors, the Company’s estimates of the amounts accrued for commissions and other costs owed to such retailers may require modification of its previous estimates.

Goodwill and Intangible Assets Impairment Analysis

The excess of the reorganization value over the fair value of net assets and liabilities has been recorded as goodwill. Goodwill is evaluated for impairment on an annual basis or more often, as required by SFAS No. 142, “Goodwill and Other Intangible Assets.” On an ongoing basis, the Company will assess the recoverability of other intangible assets by determining the ability of the specific assets acquired to generate future cash flows sufficient to recover the recorded value over the remaining life. The Company estimates future cash flows based on the current performance of the acquired assets and our business plan for those assets. Changes in business conditions, major customers or other factors could result in changes in those estimates. Goodwill or other intangible assets determined to be unrecoverable is written-off in the period in which such determination is made.

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

The following table provides the basis for the calculation of basic and diluted earnings per share:

Three months ended June 30, 2005
(In thousands, except share amounts)
Numerator:
Net loss	$(8,714)

Denominator:
Weighted average number of common shares outstanding-basic and diluted	5,000,005

Five months ended June 30, 2005
(In thousands, except share amounts)
Numerator:
Net loss	$(17,171)

Denominator:
Weighted average number of common shares outstanding-basic and diluted	5,000,005

Stock options outstanding, totaling 329,174 options at June 30, 2005, were excluded in the calculation of diluted loss per share because their impact would have been anti-dilutive.

Stock Compensation

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25”, to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, “Accounting for Stock-Based Compensation”, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net loss if the fair-value-based method had been applied to all outstanding and unvested awards for the three and five-months ended June 30, 2005:

Five months ended June 30, 2005
(In thousands, except per share amounts) (restated)
Net loss, as reported	$(17,171)
Add stock-based compensation costs included in net loss	—
Less non-cash stock compensation in accordance with SFAS No. 123	(504)

Pro-forma	$(17,675)

Basic and diluted loss per share:
As reported	$(3.43)
Pro-forma	$(3.53)

Three months ended June 30, 2005
(In thousands, except per share amounts)
Net loss, as reported	$(8,714)
Add stock-based compensation costs included in net loss	—
Less non-cash stock compensation in accordance with SFAS No. 123	(303)

Pro-forma	$(9,017)

Basic and diluted loss per share:
As reported	$(1.74)
Pro-forma	$(1.80)

New Accounting Pronouncements

On December 16, 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” which is a revision of SFAS No. 123, “Accounting for Stock-Based Corporation.” Statement 123R supersedes APB No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows.” The Company intends to adopt SFAS No. 123R on January 1, 2006 and is analyzing the method by which the new statement will be adopted and its impact.

In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (SAB 107), which expresses the SEC’s views regarding the interaction between SFAS No. 123R and certain SEC rules regulations. SAB 107 also provides guidance related to, among other things, share-based payment transactions with non-employees, valuation methods and assumptions, classification of compensation expense, first-time adoption of SFAS No. 123R and related income tax effects, modification of existing employee stock options and disclosures in SEC filings. We will apply the principles of SAB 107 in conjunction with its adoption of SFAS No. 123R.

3. Liquidity and Capital Resources

Financing Transactions

On January 4, 2005, the Company and its subsidiaries filed voluntary petitions in the Bankruptcy Court seeking relief under the Bankruptcy Code. Upon filing the petition, the Company continued to operate its businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provision of the Bankruptcy Code and the orders of the Bankruptcy Court.

As previously discussed in Note 1, on February 9, 2005, the Bankruptcy Court entered an order confirming the Company’s Plan of Reorganization (effective February 10, 2005). Pursuant to the Plan of Reorganization, on February 10, 2005, IWO Escrow was merged into the Company and the Company assumed new notes for aggregate proceeds of approximately $232.7 million. The Company repaid in full and terminated its existing $215.0 million senior credit facility. The Company’s $160.0 million senior notes were cancelled and exchanged for 5,000,005 shares of new common stock. The existing common stock of the Company, all of which was owned by US Unwired, was cancelled, with no distributions or payments thereon. As a result of the merger, we assumed all obligations of IWO Escrow, including those under the new notes described below.

On January 6, 2005, IWO Escrow issued $150.0 million aggregate principal amount of Senior Secured Floating Rate Notes due 2012 for proceeds of $145.4 million, net of underwriting and escrow fees. Interest payments for the Senior Secured Floating Rate Notes are due on each April 15, July 15, October 15 and January 15, commencing on April 15, 2005. As a result of the Company’s assuming the obligations under the Senior Secured Floating Rate Notes, the Company is required to comply with certain covenants that restrict its ability to incur additional indebtedness, pay dividends, make repayments on indebtedness that is subordinated to the Senior Secured Floating Rate Notes and to make certain other restricted payments, incur certain liens, use proceeds from sales of assets, enter into business combination transactions (including mergers, consolidations and asset sales), enter into transactions with affiliates and permit restrictions on the payment of dividends by restricted subsidiaries. The indenture governing the Senior Secured Floating Rate Notes does not contain financial maintenance covenants. The Senior Secured Floating Rate Notes rank equally in right of payment with any of our senior indebtedness and senior in right of payment to any of the Company’s subordinated indebtedness. All obligations under the Senior Secured Floating Rate Notes are guaranteed on a senior, secured basis by the Company and will be guaranteed by future subsidiaries except certain foreign and certain domestic subsidiaries. The Senior Secured Floating Rate Notes and the guarantees are collateralized by a first priority security interest in substantially all of the Company’s assets.

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

Credit Facility

On December 20, 1999, a senior secured credit facility was entered into by and among the Predecessor Company’s principal operating subsidiary, JPMorgan Chase Bank, N.A., as administrative agent, and each of the other entities from time to time party thereto, as lenders. The credit facility was collateralized by substantially all of the tangible and intangible assets, including all of the issued and outstanding shares. In connection with the consummation of our Plan of Reorganization and pursuant to a payoff letter dated February 10, 2005, all of the liabilities, obligations and indebtedness under the credit facility, which consisted of $215.0 million in respect of principal outstanding under the credit facility plus accrued interest thereon and fees and expenses, were paid in full. Upon payment in full of the amounts specified in the payoff letter, the credit facility was terminated.

4. Details of Certain Balance Sheet Accounts

Major categories of property and equipment at June 30, 2005 and December 31, 2004 were as follows:

	Successor Company June 30, 2005	Predecessor Company December 31, 2004
	(In thousands)
Land	$150	$168
Buildings and leasehold improvements	5,931	9,390
Facilities and equipment	112,354	196,437
Furniture, fixtures and vehicles	2,052	5,642
Construction in progress	7,203	6,626

	127,690	218,263
Less accumulated depreciation and amortization	(10,973)	(67,467)

Total property and equipment, net	$116,717	$150,796

On February 1, 2005, as a result of the Company’s reorganization and in accordance with the Company’s fresh-start accounting under SOP 90-7, the Company reduced its net property and equipment by $27.7 million to their estimated fair values.

Intangible assets at June 30, 2005 and December 31, 2004 were as follows:

	Successor Company June 30, 2005	Predecessor Company December 31, 2004
	(In thousands)
Right to provide service under the Sprint agreements	$72,000	$19,766
Customer base	62,000	—

	134,000	19,766
Less accumulated amortization	(10,622)	(2,435)

Intangible assets, net	$123,378	$17,331

With the implementation of fresh-start accounting the Company recorded its assets to their estimated fair values and recorded intangible assets of $62.0 million related to the fair value of the customer base and $72.0 million relating to the fair value of the right to provide service under the Sprint agreements. The customer base is being amortized over the estimated average life of a customer, or 36 months. The right to provide service under the Sprint agreements is being amortized over the remaining term of the agreements, or 14.9 years.

The amortization of intangible assets for the three and five months ended June 30, 2005 was $6.4 million and $10.6 millions, respectively. Estimated aggregate amortization expense relative to intangible assets for the periods shown below will be as follows:

Year Ended December 31,	(in thousands)
2005	$23,370
2006	25,493
2007	25,493
2008	6,549
2009	4,827
Thereafter	48,268

Deferred Financing Costs

In connection with issuance of the Company’s Senior Secured Floating Rate Notes and Senior Discount Notes, the Company incurred $7.1 million and $3.9 million in debt offering costs, respectively. The Company has capitalized these costs as an asset on its balance sheet as deferred financing costs and is amortizing them over a period of 7 years and 10 years, respectively.

5. Long-Term Obligations

Long-term obligations at June 30, 2005 and December 31, 2004 were as follows:

	Successor Company June 30, 2005	Predecessor Company December 31, 2004
	(In thousands)
Senior secured credit facility	$—	$215,000
Senior subordinated discount notes, net of unamortized discount of $53.0 million in 2005	87,000	140,275
Senior secured floating rate notes	150,000	—

Long-term obligations	237,000	355,275
Less current maturities, in default	—	355,275

Long-term obligations, excluding current maturities	$237,000	$—

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

The gain on the extinguishment of debt totaling $76.9 million resulting from the cancellation of the former senior subordinated discount notes was calculated as the book value of the debt, and related accrued interest, less the fair value of the new common stock issued in exchange.

For a detailed discussion of Liquidity and Capital Resources, refer to Note 3.

6. Commitments and Contingencies

The Company uses Sprint to process all post-pay PCS subscriber billings including monthly recurring charges, airtime and other charges such as interconnect fees. The Company pays various fees to Sprint for new subscribers as well as recurring monthly fees for services performed for existing customers including billing and management of customer accounts. Sprint’s billing for these services is based upon an estimate of the actual costs incurred by Sprint to provide such services. At the end of each calendar year, Sprint PCS compares its actual costs to provide such services to remittances by the Company for estimated billings and either refunds overpayments or bills for costs in excess of the payments made. Based upon information as provided by Sprint, the Company believes it has adequately provided for the above-mentioned costs in the accompanying consolidated financial statements.

7. Legal Proceedings

From time to time, the Company is involved in various legal proceedings relating to claims arising in the ordinary course of business. The Company is not currently a party to any such legal proceedings, the adverse outcome of which, individually or in the aggregate, is expected to have a material adverse effect on its business, financial condition or results of operations.

8. Income Taxes

At December 31, 2004, the Company had available approximately $371.0 million of net operating loss carry forwards for federal income tax purposes. This carryforward, which may provide future tax benefits, begins to expire in 2019. Under Section 382 of the Internal Revenue Code, the use of loss carryforwards may be limited if a change in ownership of a company occurs. The Plan of Reorganization constituted a change of ownership for the Company’s tax attributes under IRC Section 382 and will result in limitation to the utilization of the Company’s net operating loss carryforwards. The Company anticipates the loss of approximately $222.5 million in carryforwards associated with the limitation of Section 382. After this reduction, the Company has available approximately $148.5 million of net operating loss carryforwards.

In assessing the possibility of realization of deferred tax assets at June 30, 2005, the Company considered whether it was more likely than not that some portion or all of the deferred tax assets would not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considered the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon these considerations, the Company provided a valuation allowance equal to the carrying value of its deferred tax assets. The Company is in process of evaluating the extent of any such limitations.

9. Reorganized Condensed Consolidated Balance Sheet at February 1, 2005

The following unaudited condensed consolidated balance sheet as of February 1, 2005 gives the effect to the reorganization and related transactions. The adjustments are based upon available information and certain assumptions that are believed by management to be reasonable.

Pursuant to SOP 90-7, the accounting for the effects of the reorganization occurs once the Plan of Reorganization is confirmed by the Bankruptcy Court and there are no remaining contingencies material to completing the implementation of this plan. There were no material conditions precedent to the effectiveness of the Plan of Reorganization existing as of the February 9, 2005 confirmation date. The fresh-start accounting principles of SOP 90-7 provide, among other things, for the Company to determine the value to be assigned to the assets and liabilities of the Company as of the confirmation date. For financial reporting purposes, the Company applied fresh-start accounting as of February 1, 2005 because the results of operations for the nine days preceding February 10, 2005 (the effective date of the reorganization), did not have a material impact on the reorganized Company’s financial position, results of operations and cash flows.

Under fresh-start accounting, the reorganization value assigned to assets and liabilities is based on their respective fair values in conformity with the purchase method of accounting for business combinations. A valuation specialist was engaged to perform the valuations required to determine the fair value of our assets. Any excess of the reorganization equity value over the reorganization value of net assets and liabilities has been recorded as goodwill. The estimated reorganization equity value of the Company of $85.0 million, which served as the basis for the Plan approved by the Bankruptcy Court, was used to determine the value allocated to the assets and liabilities of the reorganized Company in proportion to their fair values and is in conformity with SFAS No. 141 “Business Combinations.” The reorganization equity value was determined utilizing independent appraisers. While the fresh-start accounting adjustments reflected in the balance sheet below may be subject to further revisions, we do not anticipate our final fresh-start accounting adjustments to vary significantly. We have not recorded any deferred taxes because a valuation allowance has been provided against deferred tax assets as it is not more likely than not that they will be realized.

IWO HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheet at February 1, 2005

	Pre-Reorganization Balance	Reorganization & Fresh Start Adjustments		Post-Reorganization Balance
	(In thousands)
Cash and cash equivalents	$24,983	$9,898	(g)(h)(i)	$34,881
Restricted cash	80	—		80
Subscriber receivables, net	11,678	—		11,678
Inventory	1,605	—		1,605
Prepaid expenses and other assets	12,690	(6,500	)(j)	6,190
Deferred subscriber activation costs current	1,148	(1,148	)(a)	—

Total current assets	52,184	2,250		54,434
Property and equipment, net	149,418	(27,706	)(a)	121,712
Deferred subscriber activation costs	558	(558	)(a)	—
Intangible assets, net
Subscriber base		62,000	(a)	62,000
Sprint affiliation agreement	17,237	54,763	(a)	72,000
Other assets	1,673	—		1,673
Debt issue costs	11,218	(278	)(a)(b)(h)	10,940
Goodwill		27,468	(a)	27,468

Total assets	$232,288	$117,939		$350,227

Accounts payable	$23,484	$(15,789	)(a)(i)	$7,695
Accrued expenses	17,522	7,290	(a)(i)	24,812
Deferred subscriber activation revenue current	1,148	(1,148	)(a)	—
Current maturities of long-term obligations	215,000	(215,000	)(f)	—

Total current liabilities	257,154	(224,647)		32,507
Deferred Lease Non-current	5,242	(5,242	)(a)	—
Senior secured floating rate notes		150,000	(g)	150,000
Senior discount notes		82,720	(g)	82,720
Direct subscriber activation revenue	609	(609	)(a)	—

Total liabilities not subject to compromise	263,005	2,222		265,227

Liabilities subject to compromise:
Accrued interest	21,651	(21,651	)(b)	—
Senior notes	140,291	(140,291	)(b)	—

Total liabilities subject to compromise	161,942	(161,942)

Stockholders’ (deficit) equity
Common stock	1	49	(d)	50
Additional paid in capital	446,449	(446,449	)(c)	84,950
		84,950	(d)
Retained deficit	(639,109)	9,898	(g)(h)(i)	—
		(1,148	)(a)
		(27,706	)(a)
		(558	)(a)
		(17,237	)(a)
		62,000	(a)
		72,000	(a)
		(278	)(a)(b)
		(6,500	)(a)
		1,148	(a)
		15,789	(a)
		5,242	(a)
		609	(a)
		(7,767	)(a)
		21,651	(b)
		140,291	(b)
		(49	)(c)
		446,449	(c)
		(84,950	)(d)
		(17,720	)(f)(g)
		477	(i)
		27,468	(a)

Total stockholders’ (deficit) equity	(192,659)	277,659		85,000

Total liabilities and stockholders’ (deficit) equity	$232,288	$117,939		$350,227

(a)	Reflects fresh-start accounting adjustments to record our assets and liabilities at their fair value in the reorganization.

(b)	Reflects the cancellation of our former senior notes.
(c)	Reflects the elimination of the equity of the Predecessor Company.
(d)	Reflects the restatement of the Successor Company stockholders’ equity under fresh-start accounting.
(e)	Reflects financing costs for the issuance of the notes offered.
(f)	Reflects the repayment and termination of our former senior credit facility.
(g)	Reflects the issuance of the notes offered, net of discount.
(h)	Reflects the cash proceeds remaining after repayment of our former senior credit facility and payment of the estimated financing costs for the issuance of the notes offered.
(i)	Reflects the settlement and payment of approximately $5.9 million as resolution of disputed Sprint charges.
(j)	Reflects the release of funds from escrow that was contingent upon emergence from bankruptcy.

10. Gain on Reorganization

The following items are included in gain on reorganization in the Predecessor’s condensed consolidated statement of operations for the month ended January 31, 2005:

Predecessor Company
For the Month Ended January 31, 2005
(in thousands)
Fresh start accounting adjustments	$122,848
Sprint settlement	11,093
Professional fees and other costs related to the reorganization	(8,757)
Write off of debt issuance costs	(11,218)

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

11. Sprint Merger with Nextel Communications

On December 15, 2004, Sprint Corporation and Nextel Communications, Inc. announced that their boards of directors unanimously approved a definitive agreement for a merger of equals. Nextel Communications currently operates a wireless mobility communications network in certain territories in which the Company also provides digital wireless mobility communications network services under the Sprint or affiliated brands.

The Company and Sprint have had communications regarding the potential impact on the Company of the pending Sprint-Nextel transaction. The Company believes that, based on currently available information, and assuming that no changes are effected with respect to Sprint’s agreements with the Company, Sprint could be in violation of the exclusivity and other provisions of certain of the Company’s agreements with Sprint upon completion of the Sprint-Nextel transaction, and Sprint could be in violation of the exclusivity and other provisions of the other agreements with Sprint at some point following completion of the Sprint-Nextel transaction.

Sprint’s agreements with the Company provide for various remedies in the event of a material violation by Sprint of such agreements. Neither we nor any of our executives have made any definitive determination as to the impact on the value to us or our business of any of such remedies or whether any such remedy would be more or less favorable to us or our shareholders than our existing arrangements with Sprint or any possible renegotiated arrangement with Sprint.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with our unaudited condensed consolidated financial statements included in this report and with the financial statements, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors in the Form 10-K for IWO Holdings, Inc. for the year ended December 31, 2004 filed on March 31, 2005 with the Securities and Exchange Commission (“SEC”). Some of the statements in the following discussion are forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements.”

Cautionary Note Regarding Forward-Looking Statements

This report, and other oral statements made from time to time by our representatives, contain forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended and the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These statements often include words such as “may,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based on assumptions that we have made in light of our industry experience as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this report, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include but are not limited to:

•	limited operating history in the wireless market and anticipation of future losses;

•	our ability to finance future growth opportunities;

•	our dependence on the personal communications services division of Sprint Corporation, or Sprint PCS;

•	the effects of the announced merger agreement between Sprint Corporation and Nextel Communications, Inc. (or any other business combination involving Sprint or the combined Sprint Nextel Corporation);

•	the effects of industry consolidation, including the merger of Cingular and AT&T Wireless;

•	our ability to expand our Sprint network or to upgrade the Sprint network to accommodate new technologies;

•	potential fluctuations in operating results;

•	changes or advances in technology;

•	changes in law or government regulation;

•	competition in the industry and markets in which we operate;

•	future acquisitions;

•	our ability to attract and retain skilled personnel;

•	our potential inability to expand the services and related products we provide in the event of substantial increases in demand in excess of supply for network and handset equipment and related services and products;

•	the availability at acceptable terms of sufficient funds to pay for our business plans;

•	changes in labor, equipment and capital costs;

•	any inability to comply with the indentures that govern our long-term obligations;

•	changes in management;

•	general economic and business conditions; and

•	changes related to our reorganization.

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

Business

Overview

We are a PCS affiliate of Sprint, the personal communications services division of Sprint Corporation and have the exclusive right to provide digital wireless personal communications services, or PCS, under the Sprint brand names in a territory that includes a total population, or POPs, of approximately 6.2 million. Over service area covers upstate New York, including the markets of Albany, Binghamton, Syracuse and Ithaca, substantially all of New Hampshire and Vermont and portions of Massachusetts and Pennsylvania.

We are a Delaware corporation originally formed on August 22, 1997 by a consortium of independent local telephone companies to become a provider of wireless telecommunications and data services. From 1997 through 1999, our activities consisted principally of raising capital, consummating and supporting our agreements with Sprint PCS, developing the initial design of our network and adding to our management team.

In early 2000, under an asset purchase agreement and other agreements with Sprint PCS, we purchased assets, including office equipment and interests in 170 cell sites and other network related leases, from Sprint PCS for approximately $116.7 million. Under the agreements, we also obtained the right to approximately 45,000 subscribers of Sprint PCS service located in our territory that had previously been managed by Sprint PCS. Beginning in 2000, we significantly expanded our network and operations to increase our covered population and subscriber base.

In April 2002, we were acquired by US Unwired Inc. US Unwired provides PCS services and related products to customers in the southeastern United States as part of Sprint PCS’s network. Upon completion of our reorganization, which is discussed below, the shares of common stock held by US Unwired were cancelled and holders of our cancelled notes acquired all of our shares.

We are a restructured company. As of December 31, 2004, we were in default of our former senior credit facility. Since March 2004, we had failed to make $13.8 million in principal payments due on our former senior credit facility and were not in compliance with the restrictive covenants under the senior credit facility. In September 2004, one of the holders of our former senior credit facility elected to fund $1.8 million, which represented that holder’s remaining obligation of a draw request made in 2002. The holders of our former senior credit facility denied us access to the remaining $23.4 million in availability.

Additionally, we failed to make scheduled semi-annual interest payments on our former senior notes due July 15, 2004 and January 15, 2005, and the holders of our former senior notes could have placed us in default of our former senior notes.

On January 4, 2005, IWO and each of its subsidiaries filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware seeking relief under the provisions of chapter 11 of title 11 of the United States Code. In connection with the Chapter 11 Case, the Debtors also filed with the Bankruptcy Court on January 4, 2005 a proposed “pre-packaged” Plan of Reorganization, which was confirmed on February 9, 2005 under an order entered by the Bankruptcy Court. Under the Plan of Reorganization, on February 10, 2005, IWO Escrow Company, a special-purpose entity formed to obtain new debt financing and merge with and into IWO upon completion of the Plan of Reorganization, was merged into IWO, and IWO assumed $150.0 million in initial floating rate notes and $140.0 million principal amount at maturity of initial discount notes, each of which had been issued by IWO Escrow, resulting in approximately $232.7 million in aggregate net proceeds to IWO. IWO repaid in full and terminated its former $215.0 million senior credit facility, and its former $160.0 million senior notes were cancelled and exchanged for all of the new common stock of IWO. In addition, the common stock of IWO, all of which was owned by US Unwired, was cancelled, with no distributions or payments thereon. Upon the cancellation of the common stock of IWO on February 10, 2005, US Unwired ceased to have an equity interest in IWO.

In connection with the completion of the Plan of Reorganization, we terminated our management agreement with US Unwired. This agreement was entered into as of April 1, 2004 for the purpose of documenting certain management services provided to us by US Unwired during the pendency of our restructuring, and amended on January 3, 2005 to facilitate the immediate cooperation of US Unwired in the transitioning of management services to the new management team contemplated by our Plan of Reorganization. The termination of the US Unwired management agreement was subject to a four-month transition period, during which US Unwired was responsible for providing transitional management and restructuring services as defined in the US Unwired management agreement. This transition period ended on June 9, 2005, and we now operate as a standalone business entity.

Sprint Merger with Nextel Communications

On December 15, 2004, Sprint Corporation and Nextel Communications, Inc. announced that their boards of directors unanimously approved a definitive agreement for a merger of equals. Nextel Communications currently operates a wireless mobility communications network in certain territories in which we also provide digital wireless mobility communications network services under the Sprint or affiliated brands.

We and Sprint have had communications regarding the potential impact on the Company of the pending Sprint-Nextel transaction. We believe that, based on currently available information, and assuming that no changes are effected with respect to Sprint’s agreements with us, Sprint could be in violation of the exclusivity and other provisions of certain of our agreements with Sprint upon completion of the Sprint-Nextel transaction, and Sprint could be in violation of the exclusivity and other provisions of the other agreements with Sprint at some point following completion of the Sprint-Nextel transaction.

Sprint’s agreements with us provide for various remedies in the event of a material violation by Sprint of such agreements. Neither we nor any of our executives have made any definitive determination as to the impact on the value to us or our business of any of such remedies or whether any such remedy would be more or less favorable to us or our shareholders than our existing arrangements with Sprint or any possible renegotiated arrangement with Sprint.

We are committed to working toward mutually agreeable arrangements with respect to these matters. However, there can be no assurances that we and Sprint will be able to reach mutually acceptable arrangements or as to the terms of any such arrangements or the likely impact on us of any such arrangement.

Implementation of Fresh-Start Accounting

Under the American Institute of Certified Public Accountants, or the AICPA, Statement of Position 90-7, “Financial Reporting By Entities in Reorganization Under the Bankruptcy Code,” the accounting for the effects of our reorganization occurred once the Plan of Reorganization was confirmed by the Bankruptcy Court and there were no remaining contingencies material to completing the implementation of the Plan of Reorganization. There were no material conditions precedent to the effectiveness of the Plan of Reorganization existing as of February 9, 2005 confirmation date. For financial reporting purposes, we applied fresh-start accounting as of February 1, 2005 because the results of operations for the nine days through February 9, 2005 did not have a material impact on the reorganized company’s financial position, results of operations and cash flows. The fresh-start accounting principles of SOP 90-7 provide, among other things, for us to determine the value to be assigned to the assets of reorganized IWO as of the confirmation date, assuming no significant contingencies precedent to emergence.

Under fresh-start accounting, our reorganization value was allocated to our assets and liabilities based on their respective fair values in conformity with the purchase method of accounting for business combinations; any portion not attributed to specific tangible or identified intangible assets was treated as an indefinite-lived intangible asset referred to as “reorganization value in excess of value of identifiable assets” and recorded on our balance sheet as goodwill.

Accordingly, our financial condition and results of operations from and after the effective date of the Plan of Reorganization will not be fully comparable to our financial condition or results of operations preceding the effective date of the Plan of Reorganization.

Operating Revenue

Our revenue primarily consists of subscriber, roaming and merchandise sales revenue, each of which is described below:

Subscriber Revenue

Subscriber revenue consists primarily of a basic service plan (where the customer purchases a pre-allotted number of minutes for voice and/or data transmission); airtime (which consists of billings for minutes that either exceed or are not covered by the basic service plan) and long distance.

Roaming Revenue

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

Merchandise Sales

Merchandise sales revenue includes sales of wireless equipment and accessories to customers and independent agents.

Operating Expenses

Our operating expenses include cost of service, merchandise cost of sales, sales and marketing, general and administrative expenses, and depreciation and amortization, each of which is described below:

Cost of Service

Cost of service includes switching and transport expenses and expense associated with the maintenance and operation of our wireless network facilities, including salaries for employees involved in network monitoring and maintenance, and site costs (including utilities, circuit expense, leasing and licensing costs).

Merchandise Cost of Sales

Merchandise cost of sales includes costs associated with wireless equipment and accessories sold to customers. In recent years, we and other wireless providers have increased the use of discounts on phone equipment as competition between service providers has intensified. As a result, we have incurred, and expect to continue to incur, losses on equipment sales per gross additional customer. We expect to continue these discounts and promotions because we believe they will increase the number of our wireless customers and, consequently, increase service revenue.

General and Administrative

General and administrative expenses include salaries, benefits, and operating expenses such as accounting, administration, human resources and legal.

Sales and Marketing

Sales and marketing expenses includes salaries, benefits and commissions of our marketing and sales team and operating expenses such as media placement, other media promotions and store operating expenses.

Depreciation and Amortization

Depreciation and amortization primarily represents the costs associated with the depreciation of fixed assets and the amortization of our customer base and Sprint agreements.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, activation fee revenues and related expense, determination of fair value of separate units for the application of Emerging Issues Task Force (“EITF”) Issue No. 00-21, revenue recognition of contract cancellation and late fees, inventory reserves, intangible assets and contingencies. We base our estimates on our historical experience, the historical experience of Sprint and the historical experience of other Sprint affiliates and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may vary from these estimates under different assumptions or conditions.

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

Bad Debt Expense and Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of subscribers to make payments. If the financial conditions of our subscribers deteriorate, resulting in the subscribers’ inability to make payments, additional allowances will be required.

Estimates are used in determining our allowance for doubtful accounts and are based on our revenue, historical write-off experience, and the uncollectibility of accounts receivable by aging category, as well as current information regarding the credit quality of our subscribers. Using this historical information, we estimate allowances for uncollectibility relative to the aging categories. If our estimates are insufficient for any reason, our operating losses and available cash would be negatively impacted.

Revenue Recognition

We earn revenue by providing access to and usage of our network and sales of merchandise. Subscriber revenue consists primarily of a basic service plan (where the customer purchases a pre-allotted number of minutes for voice and/or data transmission); airtime (which consists of billings for minutes that either exceed or are not covered by the basic service plan) and long distance. Travel revenue is generated on a per-minute basis when a Sprint PCS subscriber outside of our markets uses our service when traveling through our markets. Foreign roaming revenue is generated when a non-Sprint wireless customer uses our service when traveling through our markets. We also recognize revenues through agreements that allows resellers to sell wireless services in our markets. We recognize revenues when amounts are considered to be earned under the respective service plans and collection of such amounts is considered probable.

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

Goodwill and Intangible Assets Impairment Analysis

Goodwill is evaluated for impairment on an annual basis or more often, as required by SFAS No. 142, “Goodwill and Other Intangible Assets.” On an ongoing basis, we assess the recoverability of goodwill by determining the ability of the specific assets acquired to generate future cash flows sufficient to recover the unamortized goodwill over the remaining useful life. We estimate future cash flows based on the current performance of the acquired assets and our business plan for those assets. Changes in business conditions, major customers or other factors could result in changes in those estimates. Goodwill determined to be unrecoverable based on future cash flows is written-off in the period in which such determination is made.

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

Results of Operations – For the Three-Month Period Ended June 30, 2005 compared to the Three-Month Period Ended June 30, 2004

In accordance with SOP 90-7, we adopted fresh-start accounting as of February 1, 2005, and our emergence from Chapter 11 resulted in a new reporting entity. The periods as of and prior to February 1, 2005 have been designated “Predecessor Company” and the periods subsequent to February 1, 2005 have been designated as “Successor Company”. Under fresh-start accounting, our reorganization equity value was allocated to the assets and liabilities based on their respective fair values in conformity with SFAS No. 141 “Business Combinations”. As a result of the implementation of fresh-start accounting, our financial statements after February 1, 2005 are not fully comparable to our financial statements for prior periods.

Revenues

	Successor Company	Predecessor Company
	Three-month period ended June 30, 2005	Three-month period ended June 30, 2004
	(In thousands)
Subscriber revenues	$36,493	$35,147
Roaming revenues	12,512	9,117
Merchandise sales	2,234	2,169
Other revenues	384	91

Total revenues	$51,623	$46,524

Subscriber revenues

Total subscriber revenues were $36.5 million for the three-month period ended June 30, 2005 as compared to $35.1 million for the three-month period ended June 30, 2004. The increase of $1.3 million, or 3.8% was primarily the result of an increase in the number of subscribers we serve from 226,037 at June 30, 2004 to 237,172 at June 30, 2005.

Roaming revenues

Roaming revenues were $12.5 million for the three-month period ended June 30, 2005 as compared to $9.1 million for the three-month period ended June 30, 2004. The increase of $3.4 million, or 37.2% was primarily as a result of an increase in the reciprocal Sprint travel rate per minute from $.041 to $.058 and an approximate 9% increase in minutes of use volume.

Merchandise sales

Merchandise sales were $2.23 million for the three-month period ended June 30, 2005 as compared to $2.17 million for the three-month period ended June 30, 2004. Merchandise sales remained reasonably consistent for the three-month period ended June 30, 2005 and the three-month period ended June 30, 2004.

Operating expenses

	Successor Company	Predecessor Company
	Three-month period ended June 30, 2005	Three-month period ended June 30, 2004
	(In thousands)
Cost of service	$27,112	$24,910
Merchandise cost of sales	3,041	4,782
General and administrative	3,287	3,949
Sales and marketing	8,917	7,694
Depreciation and amortization	13,006	6,909

Total operating expenses	$55,363	$48,244

Cost of service

Cost of service was $27.1 million for the three-month period ended June 30, 2005 as compared to $24.9 million for the three-month period ended June 30, 2004. The increase of $2.2 million or 8.8% was primarily the result of an increase in the reciprocal Sprint travel rate per minute from $.041 to $0.58, an increase in customer care expenses and an increase in the Sprint affiliate fees due to an increase in revenue.

Merchandise cost of sales

Merchandise cost of sales was $3.0 million for the three-month period ended June 30, 2005 as compared to $4.8 million for the three-month period ended June 30, 2004. The decrease of $1.7 million, or 36.4%, resulted from a $1.0 million reduction in the cost of handsets sold, a decrease of $0.4 million in equipment subsidies and a $0.2 million reduction from the elimination of handset carrying charges.

General and administrative expenses

General and administrative expenses were $3.3 million for the three-month period ended June 30, 2005 as compared to $3.9 million for the three-month period ended June 30, 2004. The decrease of $0.7 million, or 16.7%, was primarily the result of a $1.4 million reduction in restructuring expenses present in 2004 which were not present in 2005, a $0.6 million reduction in management fees paid to US Unwired, offset, in part, by an increase of $0.8 million for labor and benefits and a $0.4 million increase in professional services.

Sales and marketing expenses

Sales and marketing expenses were $8.9 million for the three-month period ended June 30, 2005 as compared to $7.7 million for the three-month period ended June 30, 2004. The increase of $1.2 million, or 15.9%, was primarily the result of an increase in National commissions and mail-in rebates offset, in part, by a decrease in handset subsidies.

Depreciation and amortization expense

Depreciation and amortization expense was $13.0 million for the three-month period ended June 30, 2005 as compared to $6.9 million for the three-month period ended June 30, 2004. The increase of $6.1 million, or 88.2%, was primarily the result of the increase in the amortization of intangible assets as a result of the implementation of fresh start accounting on February 1, 2005, which resulted in us recording intangible assets of $62.0 million related to the fair value of the customer base and $72.0 million related to the fair value of the Sprint agreement.

Other income / (expense)

	Successor Company	Predecessor Company
	Three-month period ended June 30, 2005	Three-month period ended June 30, 2004
	(In thousands)
Interest expense	$(5,178)	$(7,255)
Interest income	204	118

Total other expense	$(4,974)	$(7,137)

Interest expense was $5.2 million for the three-month period ended June 30, 2005 as compared to $7.3 million for the three-month period ended June 30, 2004. The decrease of $2.1 million or 28.6% was primarily a result of the restructuring of debt associated with our Plan of Reorganization. The level of debt has decreased from $352.5 million at June 30, 2004 to $237.0 million at June 30, 2005.

Interest income was $0.2 million for the three-month period ended June 30, 2005 as compared to $0.1 million for the three-month period ended June 30, 2004, representing an increase of $0.1 million. The increase was primarily the result of increased cash deposit levels associated with the proceeds of our bond offering and an increase in interest rates.

Results of Operations — For the Five-Month Period Ended June 30, 2005, the Month Ended January 31, 2005, the Six-Month Period Ended June 30, 2005 and the Six-Month Period Ended June 30, 2004

In accordance with SOP 90-7, we adopted fresh-start accounting as of February 1, 2005, and our emergence from Chapter 11 resulted in a new reporting entity. The periods as of and prior to February 1, 2005 have been designated “Predecessor Company” and the periods subsequent to February 1, 2005 have been designated as “Successor Company”. Under fresh-start accounting, our reorganization equity value was allocated to the assets and liabilities based on their respective fair values in conformity with SFAS No. 141 “Business Combinations”. As a result of the implementation of fresh-start accounting, our financial statements after February 1, 2005 are not fully comparable to our financial statements for prior periods. For purposes of comparability to the six-month period ending June 30, 2004, we have disclosed below the arithmetic combination of the results of operation for the five-month period ended June 30, 2005 of the Successor Company and for the month ended January 31, 2005 of the Predecessor Company.

Revenues

	Successor Company	Predecessor Company	For the Six Months Ended June 30, 2005	Predecessor Company
	For the Five Months Ended June 30, 2005	For the Month Ended January 31, 2005		For the Six Months Ended June 30, 2004
	(In thousands)
Subscriber revenues	$59,805	$12,302	$72,107	$68,118
Roaming revenues	20,308	2,503	22,811	17,714
Merchandise sales	3,516	665	4,181	4,454
Other revenues	426	29	455	175

Total revenues	$84,055	$15,499	$99,554	$90,461

Subscriber revenues

Total subscriber revenues were $59.8 million for the five-month period ended June 30, 2005 and $12.3 million for the month ended January 31, 2005. For the six-month period ended June 30, 2005, total subscriber revenues were $72.1 million compared to $68.1 million for the six-month period ended June 30, 2004. The increase of $4.0 million, or 5.9%, primarily resulted from an increase in the number of subscribers we serve from 226,037 at June 30, 2004 to 237,172 at June 30, 2005.

Roaming revenues

Roaming revenues were $20.3 million for the five-month period ended June 30, 2005 and $2.5 million for the month ended January 31, 2005. For the six-month period ended June 30, 2005, total roaming revenues were $22.8 million compared to $17.7 million for the six-month period ended June 30, 2004. The increase of $5.1 million, or 28.8%, primarily resulted from an increase in the reciprocal Sprint travel rate per minute from $.041 to $.058 and an approximate 11% increase in minutes of use volume.

Merchandise sales

Merchandise sales were $3.5 million for the five-month period ended June 30, 2005 and $0.7 million for the month ended January 31, 2005. For the six-month period ended June 30, 2005, merchandise sales were $4.2 million compared to $4.5 million for the six-month period ended June 30, 2004. The decrease of $0.3 million, or 6.1%, primarily resulted from a decrease in handset sales offset, in part, by an increase in accessory sales. The cost of handsets typically exceeds the amount received from our subscribers because we subsidize the price of handsets to remain competitive in the marketplace.

Operating expenses

	Successor Company	Predecessor Company	For the Six Months Ended June 30, 2005	Predecessor Company
	For the Five Months Ended June 30, 2005	For the Month Ended January 31, 2005		For the Six Months Ended June 30, 2004
	(In thousands)
Cost of service	$45,381	$7,772	$53,153	$47,600
Merchandise cost of sales	5,079	1,259	6,338	8,924
General and administrative	5,548	675	6,223	6,902
Gain on reorganization	—	(113,966)	(113,966)	—
Sales and marketing	14,302	2,645	16,947	15,242
Depreciation and amortization	21,648	2,273	23,921	20,906

Total expenses	$91,958	$(99,342)	$(7,384)	$99,574

Cost of service

Cost of service was $45.4 million for the five-month period ended June 30, 2005 and $7.8 million for the month ended January 31, 2005. For the six-month period ended June 30, 2005, cost of service was $53.2 million compared to $47.6 million for the six-month period ended June 30, 2004. The increase of $5.6 million, or 11.7%, was primarily due to an increase in the reciprocal Sprint travel rate per minute from $.041 to $.058, an increase in customer care expenses and an increase in the Sprint affiliate fees due to an increase in revenue.

Merchandise cost of sales

Merchandise cost of sales was $5.1 million for the five-month period ended June 30, 2005 and $1.2 million for the month ended January 31, 2005. For the six-month period ended June 30, 2005, total merchandise cost of sales was $6.3 million compared to $8.9 million for the six-month period ended June 30, 2004. The decrease of $2.6 million, or 28.9%, resulted from a $1.3 million reduction in the cost of handsets sold, $0.3 million reduction from the elimination of handset surcharges and a decrease of $0.7 million in equipment.

General and administrative expenses

General and administrative expenses were $5.5 million for the five-month period ended June 30, 2005 and $0.7 million for the month ended January 31, 2005. For the six-month period ended June 30, 2005, total general and administrative expenses were $6.2 million compared to $6.9 million for the six-month period ended June 30, 2004. The decrease of $0.7 million, or 9.8%, was primarily the result of a $2.3 million reduction in restructuring expenses present in 2004 which were not present in 2005, a $0.3 million reduction in management fees paid to US Unwired partially offset, in part, by an increase of $1.0 million for labor and benefits and a $0.6 million increase in professional services.

Gain on reorganization

Gain on reorganization income for the period ended January 31, 2005 totaled $114.0 million. Gain on reorganization income consists of those items incurred as a direct result of our Chapter 11 filing as well as the effects of fresh-start accounting adopted on February 1, 2005. Gain on reorganization income was comprised of $122.8 million as the result of fresh-start accounting and the revaluation of our assets and liabilities to their fair value, and $11.1 million related to the Sprint simplification settlement, offset, in part, by $11.2 million of expense for the write-off of the unamortized financing fees and $8.8 million of professional fees and other expenses related to the reorganization. The $122.8 million as the result of fresh-start accounting consisted primarily of an increase of $54.8 million associated with the higher appraised value of the Sprint agreement, $62.0 million associated with the higher appraised value of our customer base agreements and $33.7 million of other upward fair value adjustments offset, in part, by a write-down of property and equipment of $27.7 million.

Sales and marketing expenses

Sales and marketing expenses were $14.3 million for the five-month period ended June 30, 2005 and $2.6 million for the month ended January 31, 2005. For the six-month period ended June 30, 2005, total sales and marketing expenses were $16.9 million compared to $15.2 million for the six-month period ended June 30, 2004. The increase of $1.7 million, or 11.2%, resulted primarily from a $1.0 million increase in national rebates/handset subsidies and a $0.9 million increase in activation fees.

Depreciation and amortization expense

Depreciation and amortization expense was $21.6 million for the five-month period ended June 30, 2005 and $2.3 million for the month ended January 31, 2005. For the six-month period ended June 30, 2005, total depreciation and amortization expenses were $23.9 million compared to $20.9 million for the six-month period ended June 30, 2004. The increase of $3.0 million, or 14.4%, was primarily the result of the increase in amortization of intangible assets as a result of the implementation of fresh start accounting on February 1, 2005, which resulted in us recording intangible assets of $62.0 million related to the fair value of the customer base and $72.0 million related to the fair value of the Sprint agreement.

Other income/(expense)

	Successor Company	Predecessor Company	For the Six Months Ended June 30, 2005	Predecessor Company
	For the Five Months Ended June 30, 2005	For the Month Ended January 31, 2005		For the Six Months Ended June 30, 2004
	(In thousands)
Interest expense	$(9,989)	$(1,772)	$(11,761)	$(18,662)
Interest income	721	18	739	210
Gain on extinguishment of debt	—	76,942	76,942	—
Loss on asset sale	—	—	—	(25)

Total other income (expense)	$(9,268)	$75,188	$65,920	$(18,477)

Interest expense

Interest expense was $10.0 million for the five-month period ended June 30, 2005 and $1.8 million for the month ended January 31, 2005. For the six-month period ended June 30, 2005 total interest expense was $11.8 million compared to $18.7 million for the six-month period ended June 30, 2004. The decrease of $6.9 million, or 37.0%, resulted from the restructuring of debt associated with our Plan of Reorganization. The level of debt has decreased from $352.5 million at June 30, 2004 to $237.0 million at June 30, 2005.

Interest income

Interest income was $721,000 for the five-month period ended June 30, 2005 and $18,000 for the month ended January 31, 2005. For the six-month period ended June 30, 2005 total interest income was $739,000 compared to $210,000 for the six-month period ended June 30, 2004. The increase of $529,000, resulted from increased cash deposit levels associated with proceeds of our bond offering and an increase in related interest rates.

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

	Three-month period ended June 30,			Six-month period ended June 30,
	2005		2004	2005		2004
Subscribers
Gross Additions	25,506		24,493	52,961		51,767
Net Additions	(5,485	)(1)	5,963	(239	)(1)	11,026
Total Customers	237,172		226,037	237,172		226,037
Churn, Monthly	4.3%		2.5%	3.5%		2.8%
Churn, Post Pay	2.3%		2.4%	2.4%		2.8%

Average Revenue Per User, Monthly
Including Roaming	$67.38		$66.15	$65.64		$64.87
Without Roaming	$50.17		$52.52	$49.86		$51.48

Cash Cost Per User, Monthly
Including Roaming	$41.80		$41.03	$41.06		$39.48
Without Roaming	$28.43		$31.56	$28.83		$30.08

Cost Per Gross Addition	$381		$421	$361		$381

Reseller subscribers	104,912		65,229	104,912		65,229

Average Monthly MOUs Per Subscriber (2)
Home	642		586	613		542
Roaming off our Network	181		170	177		167

System MOUs (Millions) (2)
Subscriber	467		392	887		717
Roaming	181		154	352		295

Licensed POPs (Millions)	6.2		6.3	6.2		6.3
Covered POPs (Millions)	4.8		4.8	4.8		4.8
Towers (owned and leased)	730		697	730		697

(1)	Reflects the elimination of the Chat-Pak prepaid program.
(2)	2004 has been updated based on a revised analysis of actual minutes.

Subscribers

We refer to our customers as “subscribers”. Gross additions refer to the total number of new subscribers added during the period. Net subscribers refer to the total number of new subscriber additions during the period reduced by any subscribers that have cancelled or terminated their service with us during this same period.

Churn

Churn is the monthly rate of customer turnover expressed as a percentage of our overall average customers for the reporting period. Customer turnover includes both customers that elected voluntarily to discontinue using our service and customers that were involuntarily terminated from using our service because of non-payment. Churn is calculated by dividing the sum of (i) the number of customers that discontinue service; (ii) less those customers discontinuing their service within 30 days of their original activation date (customer returns); and (iii) adding back those customers that reactivate their service, by our overall average customers for the reporting period; and dividing the result by the number of months in the period. Pastpay churn excludes activity of subscribers on prepaid plans.

Subscriber and Roaming Revenue

Subscriber revenue consists primarily of a basic service plan (where the customer purchases a pre-allotted number of minutes for voice and/or data transmission); airtime (which consists of billings for minutes that either exceed or are not covered by the basic service plan); long distance; and charges associated with travel outside our service area.

Roaming revenue consists primarily of Sprint PCS travel revenue and foreign roaming revenue. Sprint PCS travel revenue is generated on a per minute basis when a Sprint PCS subscriber or another affiliate-managed customer outside of our markets uses our service when traveling through our markets. Sprint PCS travel expense is generated on a per minute basis when our subscribers travel outside our market area and use the Sprint/affiliate network. Historically, our Sprint PCS travel revenue exceeds our Sprint PCS travel expense. Foreign roaming revenue is generated when a non-Sprint PCS customer uses our service when traveling through our markets. We recognize reseller usage, as defined in “Reseller Subscribers”, as foreign roaming.

Average Revenue per User

Average revenue per user (“ARPU”) is the average monthly service revenue per subscriber and is calculated by dividing total subscriber revenue for the period by the average number of subscribers during the period. We present ARPU excluding and including roaming revenue.

Cash Cost per User

Cash cost per user (“CCPU”) is a measure of the costs to operate our business on a per subscriber basis consisting of costs of service and operations, including handset subsidies on equipment sold to existing subscribers, and general and administrative expenses but excluding restructuring expenses. We present CCPU both including and excluding roaming expenses. These roaming charges are paid to Sprint PCS, Sprint PCS affiliates and other carriers when our subscribers use their networks.

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

Reseller Subscribers

We participate in reseller programs in our service area through Sprint PCS as part of the partnership with Sprint PCS. The agreement allows various resellers to sell wireless services (pre and post pay) and pay us for use of our network on a per minute basis.

System Minutes of Use

System MOUs provide an indication of total network (“system”) usage. We track and evaluate network usage for our subscribers as well as other Sprint PCS, Sprint PCS affiliates and non-Sprint PCS subscribers using our network in order to assess network capacity.

Resident Population/Service Area

Our service area comprises a population (“Licensed POPs”) of approximately 6.2 million residents. When we use the term “Covered POPs”, we refer to that portion of residents in our service area that have service available as a result of our network build out. The number of people in our service area does not represent the number of Sprint PCS subscribers that we expect to have in our service area.

EBITDA and Adjusted EDITDA

Earnings before interest, taxes, depreciation and amortization, or EBITDA, is defined as net loss plus taxes, interest expense net of interest income, depreciation expense, amortization expense. Adjusted EBITDA is defined as EBITDA plus gain on extinguishment of debt, gain on reorganization and gain (loss) on disposal of assets. EBITDA and Adjusted EBITDA are non-GAAP financial measures used by the investment community for comparability. Our management believes that EBITDA and Adjusted EBITDA, as presented, represent useful measures for assessing the performance of our ongoing operating activities, as it reflects our earnings trends without the impact of certain non-cash and non-recurring charges. Targets and positive trends in EBITDA and Adjusted EBITDA are used as performance measures for determining certain compensation of management. EBITDA, with certain adjustments, is also a primary component in the calculation used by some of our creditors in assessing debt covenant compliance.

We understand that, although security analysts frequently use EBITDA in the evaluation of companies, it is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation. EBITDA and Adjusted EBITDA should not, however, be considered an alternative to, or more meaningful than, net loss, cash flow or operating loss as determined in accordance with GAAP.

IWO HOLDINGS INC. AND SUBSIDIARIES

(UNAUDITED)

(Dollars in thousands, except per user and per add amounts)

Reconciliation of Non-GAAP Financial Measures

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004
ARPU
Subscriber Revenue	$36,493	$35,147
Roaming Revenue	12,512	9,117

Total service revenue	$49,005	$44,264

Average subscribers	242,442	223,056
Average revenue per user including roaming, monthly	$67.38	$66.15
Average revenue per user without roaming, monthly	$50.17	$52.52

CCPU
Cost of service and roaming	$27,112	$24,910
plus: General and administrative expenses	3,287	3,949
less: Restructuring costs	—	(1,404)

Total cash costs including roaming	30,399	27,455
less: Roaming expense	(9,719)	(6,337)

Total cash costs without roaming	$20,680	$21,118

Average subscribers	242,442	223,056
Cash cost per user, monthly	$41.80	$41.03
Cash cost per user without roaming, monthly	$28.43	$31.56

CPGA
Sales and marketing	$8,917	$7,694
less: Equipment revenue, net of upgrade revenue	(2,234)	(2,169)
plus: Cost of equipment, net of cost of upgrades	3,041	4,782

Total costs of acquisition	$9,724	$10,307

Gross adds	25,506	24,493
Cost per gross add	$381	$421

EBITDA
Net income (loss)	$(8,714)	$(8,857)
Interest expense, net of interest income	4,974	7,137
Depreciation and amortization	13,006	6,909

EBITDA	9,266	5,189
Restructuring expense	—	1,404

Adjusted EBITDA	$9,266	$6,593

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
ARPU
Subscriber Revenue	$72,107	$68,118
Roaming Revenue	22,811	17,714

Total service revenue	$94,918	$85,832

Average subscribers	241,014	220,524
Average revenue per user including roaming, monthly	$65.64	$64.87
Average revenue per user without roaming, monthly	$49.86	$51.48

CCPU
Cost of service and roaming	$53,153	$47,600
plus: General and administrative expenses	6,223	6,902
less: Restructuring costs	—	(2,261)

Total cash costs including roaming	59,376	52,241
less: Roaming expense	(17,687)	(12,436)

Total cash costs without roaming	$41,689	$39,805

Average subscribers	241,014	220,524
Cash cost per user, monthly	$41.06	$39.48
Cash cost per user without roaming, monthly	$28.83	$30.08

CPGA
Sales and marketing	$16,947	$15,242
less: Equipment revenue, net of upgrade revenue	(4,181)	(4,454)
plus: Cost of equipment, net of cost of upgrades	6,338	8,924

Total costs of acquisition	$19,104	$19,712

Gross adds	52,961	51,767
Cost per gross add	$361	$381

EBITDA
Net income (loss)	$172,858	$(27,590)
Interest expense, net of interest income	11,022	18,452
Depreciation and amortization	23,921	20,906
Loss on sale of assets	—	25

EBITDA	207,801	11,793
Gain on extinguishment of debt	(76,942)	—
Reorganization income	(113,966)	—
Restructuring expense	—	2,261

Adjusted EBITDA	$16,893	$14,054

Liquidity and Capital Resources

Cash Flows

As of June 30, 2005, we had $28.7 million in cash and indebtedness that consisted of $150.0 million related to our senior secured floating rate notes and $87.0 million (net of unamortized discount of $53.0 million), related to our senior subordinated discount notes for a total of $237.0 million.

	Successor Company	Predecessor Company
	For the Five Months Ended June 30, 2005	For the Month Ended January 31, 2005	For the Six Months Ended June 30, 2004
	(In thousands)
Net cash provided (used) by operating activities	$(1,303)	$(1,655)	$1,918
Net cash provided (used) by investing activities	(4,830)	(2,118)	5,971
Net cash provided by financing activities	—	4,814	—

Net increase (decrease) in cash and cash equivalents	$(6,133)	$1,041	$7,889

Net cash used in operating activities for the five months ended June 30, 2005 was $1.3 million. This primarily consisted of our net loss of $17.2 million that was partially offset by non-cash charges of $21.7 million in depreciation and amortization, $4.3 million in debt discount accretion and $1.4 million in other miscellaneous non-cash charges, offset, in part, by an $11.5 million increase in working capital. Net cash used by investing activities for the five months ended June 30, 2005 was $4.8 million. This primarily consisted of $1.7 million in deposits of restricted cash and $3.2 million in equipment purchases. Management believes that our current cash on hand and cash from operations will be sufficient to fund needs for operating cash and our capital expenditures for at least the next twelve months.

Liquidity Following the Plan of Reorganization

Our liquidity needs include obligations under the new notes and other long-term obligations. In addition, we expect to have significant capital expenditure requirements in future years. The amended affiliation agreements with Sprint PCS require us to construct and operate 103 additional cell sites (43 of which were completed as of June 30, 2005) in our territory by 2008. We also expect to construct other sites to expand capacity. Additionally, during the next four years we expect to make capital expenditures to upgrade base stations on a majority of towers as a result of the expected obsolescence of the Lucent Technologies mini-cell and micro-cell technology. Based on current pricing and other assumptions, we estimate that it will be required to spend an aggregate of approximately $23.0 million from 2005 to 2008 to upgrade our base stations. We expect that during 2005 our total capital expenditures will be approximately $21.0 million, including an estimated $7.0 million for the construction of 30 additional expansion sites.

Financing Transactions

On January 4, 2005, we filed voluntary petitions in the Bankruptcy Court seeking relief under the Bankruptcy Code. Upon filing the petition, we continued to operate our businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provision of the Bankruptcy Code and the orders of the Bankruptcy Court.

As previously discussed, the Company on February 9, 2005, the Bankruptcy Court entered an order confirming the Company’s Plan of Reorganization (effective February 10, 2005). Pursuant to the Plan of Reorganization, on February 10, 2005, IWO Escrow was merged into us and we assumed new notes for aggregate proceeds of approximately $232.7 million. We repaid in full and terminated the existing $215.0 million senior credit facility. Our $160.0 million senior notes were cancelled and exchanged for 5,000,005 shares of new common stock. Our existing common stock, all of which was owned by US Unwired, was cancelled, with no distributions or payments thereon. As a result of the merger, we assumed all obligations of IWO Escrow, including those under the new notes described below.

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

Our variable rate debt consists of Senior Secured Floating Rate Notes ($150.0 million at June 30, 2005). The Senior Secured Floating Rate Notes bear interest at the applicable Eurodollar rate, currently at 7.35%.

A one percent increase (decrease) in the variable interest rate would result in a $1.5 million increase (decrease) in the related interest expense on an average annual basis based upon borrowings outstanding at June 30, 2005.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.

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

Based on the Public Company Accounting Oversight Board’s Auditing Standard No. 2, An Audit of Internal Control Over Financial Reporting Performed in Conjunction With an Audit of Financial Statements, restatement of financial statements in prior filings with the SEC is a strong indicator of the existence of a “material weakness” in the design or operation of internal control over financial reporting. Although we were not an “accelerated filer” within the meaning of the rules implementing Section 404 of the Sarbanes-Oxley Act of 2002 and therefore were not required to include in our annual report on Form 10-K management’s assessment of the effectiveness of our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended), management has concluded that, because we were required to restate our financial statements as a result of errors described above, a material weakness existed in our internal control over financial reporting as of March 31, 2005. In connection with correcting our methodology of accounting for depreciation and general and administrative expenses, we have instituting procedures to remediate this material weakness.

Pursuant to the expiration of our management agreement with US Unwired and transition of our financial systems to the corporate headquarters in Albany, N.Y., there were changes in our internal controls over financial reporting that materially affected or are reasonably likely to materially affect the methods and procedures used for internal control over financial reporting, including:

•	implementing new accounting systems and procedures including, but not limited to, the establishment of our accounting process and related controls over recording revenue, cash disbursements, accounts receivable, accounts payable, fixed assets, corporate accounting, treasury management and financial reporting;

•	staffing all areas that support the corporate accounting and financial reporting functions;

•	adopting practices to complete and review account reconciliations on a regular basis in order to identify and correct any unusual items;

•	creating documentation of our accounting process and public disclosures to assist management with its responsibilities to ensure key accounting controls have been established;

•	creating processes and conducting regular meetings of our Disclosure Committee to review and discuss accounting and operational issues to ensure the completeness and accuracy of our public disclosures;

•	retaining outside consultants, as appropriate, to review our corporate accounting, financial reporting and public disclosures; and

•	conducting regular meetings of the Audit Committee of the Board of Directors, members of which are financial experts in order to review and discuss internal controls and accounting and operational issues to ensure the completeness and accuracy.

Part II. Other Information

Item 1. Legal Proceedings

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

2.1	Order of the Bankruptcy Court, dated February 9, 2005, confirming the Company’s Joint Plan of Reorganization, together with such Joint Plan of Reorganization, as so confirmed (incorporated by reference to Exhibit 2.1 to IWO Holdings, Inc.’s Form 8-K dated February 14, 2005).

3.1	Amended and Restated Certificate of Incorporation of IWO Holdings, Inc. (incorporated by reference to Exhibit 3.1 to IWO Holdings, Inc.’s Form 8-K dated February 14, 2005).

3.2	Amended and Restated Bylaws of IWO Holdings, Inc. (incorporated by reference to Exhibit 3.2 to IWO Holdings, Inc.’s Form 8-K dated February 14, 2005).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 11, 2005	IWO HOLDINGS, INC.

/s/ RICHARD HARRIS
Richard Harris Chief Financial Officer