Form 10-Q
period 2005-09-30
IWO HOLDINGS INC
filed 2005-11-14
CIK 1116181

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of November 3, 2005, the registrant had only one outstanding class of common stock, of which there were 100 shares outstanding.

Part I. Financial Information

Item 1. Financial Statements

IWO HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	Successor Company September 30, 2005	Predecessor Company December 31, 2004
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$31,943	$33,840
Subscriber receivables, net	11,493	11,381
Inventory	1,927	1,386
Prepaid expenses	4,970	6,428
Other assets	2,066	1,373

Total current assets	52,399	54,408
Property and equipment, net	115,707	150,796
Goodwill	27,467	—
Intangible assets, net	117,595	17,331
Other assets	12,326	13,643

Total assets	$325,494	$236,178

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$7,202	$24,277
Accrued expenses	16,446	40,333
Payable to related party	—	471
Current maturities of long-term obligations	—	355,275

Total current liabilities	23,648	420,356
Long term obligations, net of current maturities	239,324	—
Other	1,306	5,851
Stockholders’ equity (deficit):
Preferred stock, $0.01 par value per share; 50,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $0.01 per share; 9,950,000 shares authorized; 5,000,005 shares issued and outstanding	50	—
Common stock (non-voting), $0.01 par value per share; 100,000 shares authorized; none issued and outstanding	—	1
Additional paid in capital	84,950	446,449
Retained deficit	(23,784)	(636,479)

Total stockholders’ equity (deficit)	61,216	(190,029)

Total liabilities and stockholders’ equity (deficit)	$325,494	$236,178

See accompanying notes to unaudited condensed consolidated financial statements.

IWO HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Successor Company	Predecessor Company
	For the Three Months Ended September 30, 2005	For the Three Months Ended September 30, 2004
Revenues:
Subscriber	$36,504	$36,278
Roaming	15,346	10,790
Merchandise sales	1,734	2,320
Other revenue	283	96

Total revenue	53,867	49,484

Expense:
Cost of service	28,701	25,824
Merchandise cost of sales	3,480	4,183
General and administrative	2,329	4,303
Sales and marketing	8,394	7,366
Depreciation and amortization	12,362	7,053

Total expense	55,266	48,729

Operating loss	(1,399)	755

Other income (expense):
Interest expense	(5,483)	(10,341)
Interest income	269	115
Loss on sale of assets	—	(59)

Total other expense	(5,214)	(10,285)

Net loss	$(6,613)	$(9,530)

Basic and diluted loss per share of common stock	$(1.32)	n/a

See accompanying notes to unaudited condensed consolidated financial statements.

IWO HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Successor Company	Predecessor Company
	For the Eight Months Ended September 30, 2005	For the Month Ended January 31, 2005	For the Nine Months Ended September 30, 2004
Revenues:
Subscriber	$96,308	$12,302	$104,396
Roaming	35,654	2,503	28,504
Merchandise sales	5,250	665	6,774
Other revenue	710	29	271

Total revenue	137,922	15,499	139,945

Expense:
Cost of service	74,082	7,772	73,424
Merchandise cost of sales	8,560	1,259	13,107
General and administrative	7,877	675	11,205
Gain on reorganization	—	(113,966)	—
Sales and marketing	22,696	2,645	22,609
Depreciation and amortization	34,010	2,273	27,958

Total expense	147,225	(99,342)	148,303

Operating income (loss)	(9,303)	114,841	(8,358)

Other income (expense):
Interest expense	(15,472)	(1,772)	(29,002)
Interest income	991	18	325
Gain on extinguishment of debt	—	76,942	—
Loss on sale of assets	—	—	(84)

Total other income (expense)	(14,481)	75,188	(28,761)

Net income (loss)	$(23,784)	$190,029	$(37,119)

Basic and diluted loss per share of common stock	$(4.76)	n/a	n/a

See accompanying notes to unaudited condensed consolidated financial statements.

IWO HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(In thousands)

	IWO Holdings, Inc. Capital Stock	Additional paid-in Capital	Retained Deficit	Total
Predecessor Company Balance at December 31, 2004	$1	$446,449	$(636,479)	$(190,029)
Predecessor Company net income	—	—	190,029	190,029

Predecessor Company’s balance at January 31, 2005	1	446,449	(446,450)	—
Elimination of Predecessor Company’s stockholders’ equity	(1)	(446,449)	446,450	—
Issuance of Common Stock by Successor Company	50	84,950	—	85,000
Successor Company net loss	—	—	(23,784)	(23,784)

Successor Company balance at September 30, 2005	$50	$84,950	$(23,784)	$61,216

See accompanying notes to unaudited condensed consolidated financial statements.

IWO HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Successor Company	Predecessor Company
	For the Eight Months Ended September 30, 2005	For the Month Ended January 31, 2005	For the Nine Months Ended September 30, 2004
Cash flows from operating activities
Net cash provided (used) by operating activities	$8,057	$(1,655)	$(5,128)

Cash flows provided (used) by investing activities
Purchases of property and equipment	(9,066)	(2,118)	(7,419)
Release of restricted cash	—	—	19,279
Bond collateral related to capital projects	(1,628)	—	—
Proceeds from the sale of assets	—	—	159

Net cash provided (used) by investing activities	(10,694)	(2,118)	12,019

Cash flows provided (used) by financing activities
Principal payments on long-term debt	—	(215,475)	—
Proceeds from long term borrowing	—	231,229	1,816
Debt issuance costs	(301)	(10,940)	—

Net cash provided (used) by financing activities	(301)	4,814	1,816

Net change in cash and cash equivalents	(2,938)	1,041	8,707
Cash and cash equivalents at beginning of period	34,881	33,840	32,337

Cash and cash equivalents at end of period	$31,943	$34,881	$41,044

See accompanying notes to unaudited condensed consolidated financial statements.

IWO HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

(unaudited)

1. Business and Basis of Presentation

Nature of Business and Operations

IWO Holdings, Inc. and its subsidiaries (collectively referred to as the “Company,” “IWO,” “we” and “us”), is a network partner of Sprint. The Company has the right to provide digital wireless personal communications services, or PCS, under the Sprint brand names in a territory that includes a total population, or POPs, of approximately 6.2 million. The Company’s service area covers upstate New York, including the markets of Albany, Binghamton, Syracuse and Ithaca, substantially all of New Hampshire and Vermont and portions of Massachusetts and Pennsylvania.

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

Acquisition by Sprint Nextel Corporation

On August 30, 2005, IWO announced the proposed merger of IWO into a subsidiary of Sprint Nextel Corporation (“Sprint”). On September 28, 2005 a proxy statement was sent to IWO stockholders and a stockholders meeting was held on October 19, 2005 approving the transaction. The transaction was completed on October 20, 2005 at which time Italy Acquisition Corp., a wholly-owned subsidiary of Sprint, was merged with and into IWO, with IWO surviving the merger as a wholly-owned subsidiary of Sprint. In connection with the consummation of the merger, each share of common stock of IWO that was issued and outstanding immediately prior to the effective time of the merger was cancelled and automatically converted into the right to receive an amount in cash equal to $42.50, less any required withholding taxes and without interest. All outstanding options to acquire shares of common stock of IWO granted under the IWO 2005 Equity Award Plan that were not exercised before the completion of the merger were terminated immediately after completion of the merger. In exchange for the cancellation of the holder’s options (regardless of exercise price or whether or not the options were vested and exercisable), the Company paid each option holder an amount in cash determined by multiplying the excess, if any, of $42.50 over the applicable exercise price per share of the option by the number of shares of common stock of IWO that the holder could have purchased had the holder exercised the option in full immediately before completion of the merger, less any required withholding taxes and without interest.

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

The condensed consolidated balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The condensed consolidated financial statements contained herein should be read in conjunction with the financial statements and notes included in the Form 10-K for IWO Holdings, Inc. for the year ended December 31, 2004, filed on March 31, 2005 with the Securities and Exchange Commission. Certain reclassifications have been made to the financial statements for the periods ended September 30, 2004 to conform to the presentation of the financial statements herein.

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

The following table provides the basis for the calculation of basic and diluted earnings per share:

Three months ended September 30, 2005
(In thousands, except share amounts)
Numerator:
Net loss	$(6,613)

Denominator:
Weighted average number of common shares outstanding-basic and diluted	5,000,005

Eight months ended September 30, 2005
(In thousands, except share amounts)
Numerator:
Net loss	$(23,784)

Denominator:
Weighted average number of common shares outstanding-basic and diluted	5,000,005

Stock options outstanding, totaling 331,952 options at September 30, 2005, were excluded in the calculation of diluted loss per share because their impact would have been anti-dilutive.

Stock Compensation

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25”, to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, “Accounting for Stock-Based Compensation”, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net loss if the fair-value-based method had been applied to all outstanding and unvested awards for the three and eight-months ended September 30, 2005:

Eight months ended September 30, 2005
(In thousands, except per share amounts)
Net loss, as reported	$(23,784)
Add stock-based compensation costs included in net loss	—
Less non-cash stock compensation in accordance with SFAS No. 123	(814)

Pro-forma	$(24,598)

Basic and diluted loss per share:
As reported	$(4.76)
Pro-forma	$(4.92)

Three months ended September 30, 2005
(In thousands, except per share amounts)
Net loss, as reported	$(6,613)
Add stock-based compensation costs included in net loss	—
Less non-cash stock compensation in accordance with SFAS No. 123	(305)

Pro-forma	$(6,918)

Basic and diluted loss per share:
As reported	$(1.32)
Pro-forma	$(1.38)

New Accounting Pronouncements

On December 16, 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” Statement 123R supersedes APB No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123R is effective for the Company on January 1, 2006.

In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (SAB 107), which expresses the SEC’s views regarding the interaction between SFAS No. 123R and certain SEC rules and regulations. SAB 107 also provides guidance related to, among other things, share-based payment transactions with non-employees, valuation methods and assumptions, classification of compensation expense, first-time adoption of SFAS No. 123R and related income tax effects, modification of existing employee stock options and disclosures in SEC filings. The Company will apply the principles of SAB 107 in conjunction with its adoption of SFAS No. 123R.

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

4. Details of Certain Balance Sheet Accounts

Major categories of property and equipment at September 30, 2005 and December 31, 2004 were as follows:

	Successor Company September 30, 2005	Predecessor Company December 31, 2004
	(In thousands)
Land	$150	$168
Buildings and leasehold improvements	5,931	9,390
Facilities and equipment	116,765	196,437
Furniture, fixtures and vehicles	2,104	5,642
Construction in progress	8,299	6,626

	133,249	218,263
Less accumulated depreciation and amortization	(17,542)	(67,467)

Total property and equipment, net	$115,707	$150,796

On February 1, 2005, as a result of the Company’s reorganization and in accordance with the Company’s fresh-start accounting under SOP 90-7, the Company reduced its net property and equipment by $27.7 million to their estimated fair values.

Intangible assets at September 30, 2005 and December 31, 2004 were as follows:

	Successor Company September 30, 2005	Predecessor Company December 31, 2004
	(In thousands)
Right to provide service under the Sprint agreements	$72,000	$19,766
Customer base	62,000	—

	134,000	19,766
Less accumulated amortization	(16,405)	(2,435)

Intangible assets, net	$117,595	$17,331

With the implementation of fresh-start accounting the Company recorded its assets to their estimated fair values and recorded intangible assets of $62.0 million related to the fair value of the customer base and $72.0 million relating to the fair value of the right to provide service under the Sprint agreements. The customer base is being amortized over the estimated average life of a customer, or 40 months. The right to provide service under the Sprint agreements is being amortized over the remaining term of the agreements, or 14.9 years.

The amortization of intangible assets for the three and eight months ended September 30, 2005 was $5.8 million and $16.4 millions, respectively. Estimated aggregate amortization expense relative to intangible assets for the periods shown below will be as follows:

Year Ended December 31,	(In thousands)
2005	$22,188
2006	23,132
2007	23,132
2008	12,454
2009	4,827
Thereafter	48,267

Deferred Financing Costs

In connection with issuance of the Company’s Senior Secured Floating Rate Notes and Senior Discount Notes, the Company incurred $7.3 million and $4.0 million in debt offering costs, respectively. The Company has capitalized these costs as an asset on its balance sheet as deferred financing costs and is amortizing them over a period of 7 years and 10 years, respectively.

5. Long-Term Obligations

Long-term obligations at September 30, 2005 and December 31, 2004 were as follows:

	Successor Company September 30, 2005	Predecessor Company December 31, 2004
	(In thousands)
Senior secured credit facility	$—	$215,000
Senior subordinated discount notes, net of unamortized discount of $50.7 million in 2005	89,324	140,275
Senior secured floating rate notes	150,000	—

Long-term obligations	239,324	355,275
Less current maturities, in default	—	355,275

Long-term obligations, excluding current maturities	$239,324	$—

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

In assessing the possibility of realization of deferred tax assets at September 30, 2005, the Company considered whether it was more likely than not that some portion or all of the deferred tax assets would not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considered the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon these considerations, the Company provided a valuation allowance equal to the carrying value of its deferred tax assets.

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

10. Gain on Reorganization

The following items are included in gain on reorganization in the Predecessor Company’s condensed consolidated statement of operations for the month ended January 31, 2005:

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

Cautionary Note Regarding Forward-Looking Statements

This report, and other oral statements made from time to time by our representatives, contain forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended and the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These statements often include words such as “may,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based on assumptions that we have made in light of our industry experience as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this report, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include but are not limited to:

•	limited operating history in the wireless market and anticipation of future losses;

•	our ability to finance future growth opportunities;

•	our dependence on the personal communications services division of Sprint Nextel Corporation, or Sprint;

•	the effects of the acquisition by Sprint Nextel Corporation

•	the effects of industry consolidation, including the merger of Cingular and AT&T Wireless;

•	our ability to expand our Sprint network or to upgrade the Sprint network to accommodate new technologies;

•	potential fluctuations in operating results;

•	changes or advances in technology;

•	changes in law or government regulation;

•	competition in the industry and markets in which we operate;

•	future acquisitions;

•	our ability to attract and retain skilled personnel;

•	our potential inability to expand the services and related products we provide in the event of substantial increases in demand in excess of supply for network and handset equipment and related services and products;

•	the availability at acceptable terms of sufficient funds to pay for our business plans;

•	changes in labor, equipment and capital costs;

•	any inability to comply with the indentures that govern our long-term obligations;

•	changes in management;

•	general economic and business conditions; and

•	changes related to our reorganization.

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

Business

Overview

We are a network partner of Sprint and have the right to provide digital wireless personal communications services, or PCS, under the Sprint brand names in a territory that includes a total population, or POPs, of approximately 6.2 million. Over service area covers upstate New York, including the markets of Albany, Binghamton, Syracuse and Ithaca, substantially all of New Hampshire and Vermont and portions of Massachusetts and Pennsylvania.

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

Merger with Sprint Nextel Corporation

On August 30, 2005, we announced our proposed merger into a subsidiary of Sprint Nextel Corporation (“Sprint”). On September 28, 2005 a proxy statement was sent to our stockholders and a stockholders meeting was held on October 19, 2005 approving the transaction. The transaction was completed on October 20, 2005 at which time Italy Acquisition Corp., a wholly-owned subsidiary of Sprint, was merged with and into us, with us surviving the merger as a wholly-owned subsidiary of Sprint. In connection with the consummation of the merger, each share of our common stock that was issued and outstanding immediately prior to the effective time of the merger was cancelled and automatically converted into the right to receive an amount in cash equal to $42.50, less any required withholding taxes and without interest. All outstanding options to acquire our shares of common stock granted under the IWO 2005 Equity Award Plan that were not exercised before the completion of the merger were terminated immediately after completion of the merger. In exchange for the cancellation of the holder’s options (regardless of exercise price or whether or not the options were vested and exercisable), we paid each option holder an amount in cash determined by multiplying the excess, if any, of $42.50 over the applicable exercise price per share of the option by the number of shares of our common stock that the holder could have purchased had the holder exercised the option in full immediately before completion of the merger, less any required withholding taxes and without interest.

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

Revenue Recognition

We earn revenue by providing access to and usage of our network and sales of merchandise. Subscriber revenue consists primarily of a basic service plan (where the customer purchases a pre-allotted number of minutes for voice and/or data transmission); airtime (which consists of billings for minutes that either exceed or are not covered by the basic service plan) and long distance. Travel revenue is generated on a per-minute basis when a Sprint PCS subscriber outside of our markets uses our service when traveling through our markets. Foreign roaming revenue is generated when a non-Sprint wireless customer uses our service when traveling through our markets. We also recognize revenues through agreements that allow resellers to sell wireless services in our markets. We recognize revenues when amounts are considered to be earned under the respective service plans and collection of such amounts is considered probable.

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

Valuation of Long-lived Assets

Long-lived assets consist primarily of property and equipment and intangibles. Changes in technology or in our intended use of these assets may cause the estimated period of use or the value of these assets to be reduced. In addition, changes in general industry conditions could cause the value of certain of these assets to be reduced. We monitor the appropriateness of the estimated useful lives of these assets. Whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable, we review the respective assets for impairment. As part of our reorganization, our assets and liabilities were revalued to their fair value. Estimates and assumptions used in both the estimated useful life and evaluating potential impairment issues require a significant amount of judgment.

Results of Operations – For the Three-Month Period Ended September 30, 2005 compared to the Three-Month Period Ended September 30, 2004

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

Revenues

	Successor Company	Predecessor Company
	Three-month period ended September 30, 2005	Three-month period ended September 30, 2004
	(In thousands)
Subscriber revenues	$36,504	$36,278
Roaming revenues	15,346	10,790
Merchandise sales	1,734	2,320
Other revenues	283	96

Total revenues	$53,867	$49,484

Subscriber revenues

Total subscriber revenues were $36.5 million for the three-month period ended September 30, 2005 as compared to $36.3 million for the three-month period ended September 30, 2004. Subscriber revenues were reasonably consistent for the three-month period ended September 30, 2004 and the three-month period ended September 30, 2005 primarily as a result of an increase in the subscriber base of approximately 10,500 from prior year offset by the decline in average revenue per user (including roaming) of $3.55.

Roaming revenues

Roaming revenues were $15.3 million for the three-month period ended September 30, 2005 as compared to $10.8 million for the three-month period ended September 30, 2004. The increase of $4.6 million or 42.2% was primarily as a result of an increase in the reciprocal Sprint travel rate per minute from $.041 to $.058 and an approximate 8% increase in minutes of use volume.

Merchandise sales

Merchandise sales were $1.7 million for the three-month period ended September 30, 2005 as compared to $2.3 million for the three-month period ended September 30, 2004. The decrease of $0.6 million or 25.3% was primarily the result of an increase in customer discounts given.

Operating expenses

	Successor Company	Predecessor Company
	Three-month period ended September 30, 2005	Three-month period ended September 30, 2004
	(In thousands)
Cost of service	$28,701	$25,824
Merchandise cost of sales	3,480	4,183
General and administrative	2,329	4,303
Sales and marketing	8,394	7,366
Depreciation and amortization	12,362	7,053

Total operating expenses	$55,266	$48,729

Cost of service

Cost of service was $28.7 million for the three-month period ended September 30, 2005 as compared to $25.8 million for the three-month period ended September 30, 2004. The increase of $2.9 million or 11.1% was primarily the result of an increase in the reciprocal Sprint travel rate per minute from $.041 to $.058, and an increase in the associated travel volume of 10.2%.

Merchandise cost of sales

Merchandise cost of sales was $3.5 million for the three-month period ended September 30, 2005 as compared to $4.2 million for the three-month period ended September 30, 2004. The decrease of $0.7 million, or 16.8%, primarily resulted from a $0.3 million reduction in the cost of handsets sold and a decrease of $0.4 million in amortization of equipment subsidies.

General and administrative expenses

General and administrative expenses were $2.3 million for the three-month period ended September 30, 2005 as compared to $4.3 million for the three-month period ended September 30, 2004. The decrease of $2.0 million, or 45.9%, was primarily the result of a $0.7 million reduction in restructuring expenses, a $2.2 million reduction in management fees paid to US Unwired offset, in part, by an increase of $0.8 million for labor and benefits.

Sales and marketing expenses

Sales and marketing expenses were $8.4 million for the three-month period ended September 30, 2005 as compared to $7.4 million for the three-month period ended September 30, 2004. The increase of $1.0 million, or 13.9%, resulted primarily from a $0.6 million increase in advertising expenses and a $0.4 million increase in activation fees paid to Sprint.

Depreciation and amortization expense

Depreciation and amortization expense was $12.4 million for the three-month period ended September 30, 2005 as compared to $7.1 million for the three-month period ended September 30, 2004. The increase of $5.3 million, or 75.3%, was primarily the result of a $5.5 million increase in the amortization of intangible assets as a result of the implementation of fresh start accounting on February 1, 2005, which resulted in us recording intangible assets of $62.0 million related to the fair value of the customer base and $72.0 million related to the fair value of the Sprint agreement offset by a $0.2 million decrease in depreciation expense.

Other income / (expense)

	Successor Company	Predecessor Company
	Three-month period ended September 30, 2005	Three-month period ended September 30, 2004
	(In thousands)
Interest expense	$(5,483)	$(10,341)
Interest income	269	115
Loss on Sale of Assets	—	(59)

Total other expense	$(5,214)	$(10,285)

Interest expense was $5.5 million for the three-month period ended September 30, 2005 as compared to $10.3 million for the three-month period ended September 30, 2004. The decrease of $4.9 million or 47.0% was primarily a result of the restructuring of debt associated with our Plan of Reorganization. The level of debt has decreased from $354.8 million at September 30, 2004 to $239.3 million at September 30, 2005.

Interest income was $0.3 million for the three-month period ended September 30, 2005 as compared to $0.1 million for the three-month period ended September 30, 2004, representing an increase of $0.2 million. The increase was primarily the result of increased cash deposit levels associated with the proceeds of our bond offering and an increase in interest rates.

Results of Operations — For the Eight-Month Period Ended September 30, 2005, the Month Ended January 31, 2005, the Nine-Month Period Ended September 30, 2005 and the Nine-Month Period Ended September 30, 2004

In accordance with SOP 90-7, we adopted fresh-start accounting as of February 1, 2005, and our emergence from Chapter 11 resulted in a new reporting entity. The periods as of and prior to February 1, 2005 have been designated “Predecessor Company” and the periods subsequent to February 1, 2005 have been designated as “Successor Company”. Under fresh-start accounting, our reorganization equity value was allocated to the assets and liabilities based on their respective fair values in conformity with SFAS No. 141 “Business Combinations”. As a result of the implementation of fresh-start accounting, our financial statements after February 1, 2005 are not fully comparable to our financial statements for prior periods. For purposes of comparability to the nine-month period ending September 30, 2004, we have disclosed below the arithmetic combination of the results of operation for the eight-month period ended September 30, 2005 of the Successor Company and for the month ended January 31, 2005 of the Predecessor Company.

Revenues

	Successor Company	Predecessor Company	For the Nine Months Ended September 30, 2005	Predecessor Company
	For the Eight Months Ended September 30, 2005	For the Month Ended January 31, 2005		For the Nine Months Ended September 30, 2004
	(In thousands)
Subscriber revenues	$96,308	$12,302	$108,610	$104,396
Roaming revenues	35,654	2,503	38,157	28,504
Merchandise sales	5,250	665	5,915	6,774
Other revenues	710	29	739	271

Total revenues	$137,922	$15,499	$153,421	$139,945

Subscriber revenues

Total subscriber revenues were $96.3 million for the eight-month period ended September 30, 2005 and $12.3 million for the month ended January 31, 2005. For the nine-month period ended September 30, 2005, total subscriber revenues were $108.6 million compared to $104.4 million for the nine-month period ended September 30, 2004. The increase of $4.2 million, or 4.0%, primarily resulted from an increase in the number of subscribers we serve from 229,707 at September 30, 2004 to 240,103 at September 30, 2005.

Roaming revenues

Roaming revenues were $35.7 million for the eight-month period ended September 30, 2005 and $2.5 million for the month ended January 31, 2005. For the nine-month period ended September 30, 2005, total roaming revenues were $38.2 million compared to $28.5 million for the nine-month period ended September 30, 2004. The increase of $9.7 million, or 33.9%, primarily resulted from an increase in the reciprocal Sprint travel rate per minute from $.041 to $.058 and an approximate 10% increase in minutes of use volume.

Merchandise sales

Merchandise sales were $5.3 million for the eight-month period ended September 30, 2005 and $0.7 million for the month ended January 31, 2005. For the nine-month period ended September 30, 2005, merchandise sales were $5.9 million compared to $6.8 million for the nine-month period ended September 30, 2004. The decrease of $0.9 million, or 12.7%, primarily resulted from a decrease in handset and accessory sales of $0.4 million and an increase in $0.4 million in discounts given. The cost of handsets typically exceeds the amount received from our subscribers because we subsidize the price of handsets to remain competitive in the marketplace.

Operating expenses

	Successor Company	Predecessor Company	For the Nine Months Ended September 30, 2005	Predecessor Company
	For the Eight Months Ended September 30, 2005	For the Month Ended January 31, 2005		For the Nine Months Ended September 30, 2004
	(In thousands)
Cost of service	$74,082	$7,772	$81,854	$73,424
Merchandise cost of sales	8,560	1,259	9,819	13,107
General and administrative	7,877	675	8,552	11,205
Gain on reorganization	—	(113,966)	(113,966)	—
Sales and marketing	22,696	2,645	25,341	22,609
Depreciation and amortization	34,010	2,273	36,283	27,958

Total expenses	$147,225	$(99,342)	$(47,883)	$148,303

Cost of service

Cost of service was $74.1 million for the eight-month period ended September 30, 2005 and $7.8 million for the month ended January 31, 2005. For the nine-month period ended September 30, 2005, cost of service was $81.9 million compared to $73.4 million for the nine-month period ended September 30, 2004. The increase of $8.4 million, or 11.5%, was primarily due to an increase in the reciprocal Sprint travel rate per minute from $.041 to $.058, and an increase in the associated travel volume of 13.4%.

Merchandise cost of sales

Merchandise cost of sales was $8.6 million for the eight-month period ended September 30, 2005 and $1.3 million for the month ended January 31, 2005. For the nine-month period ended September 30, 2005, total merchandise cost of sales was $9.8 million compared to $13.1 million for the nine-month period ended September 30, 2004. The decrease of $3.3 million, or 25.1%, primarily resulted from a $1.6 million reduction in the cost of handsets sold, $0.4 million reduction from the elimination of handset surcharges and a decrease of $1.1 million in amortization of equipment subsidies.

General and administrative expenses

General and administrative expenses were $7.9 million for the eight-month period ended September 30, 2005 and $0.7 million for the month ended January 31, 2005. For the nine-month period ended September 30, 2005, total general and administrative expenses were $8.6 million compared to $11.2 million for the nine-month period ended September 30, 2004.

The decrease of $2.7 million, or 23.7%, was primarily the result of a $2.9 million reduction in restructuring expenses, a $2.5 million reduction in management fees paid to US Unwired offset and a $0.7 million reduction in collection agency fees, offset in part, by an increase of $1.8 million for labor and benefits, a $0.6 million increase in professional fees, a $0.2 million increase in facility fees and an increase of $0.6 million in travel and other general and administrative expenses.

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

Sales and marketing expenses

Sales and marketing expenses were $22.7 million for the eight-month period ended September 30, 2005 and $2.6 million for the month ended January 31, 2005. For the nine-month period ended September 30, 2005, total sales and marketing expenses were $25.3 million compared to $22.6 million for the nine-month period ended September 30, 2004. The increase of $2.7 million, or 12.1%, resulted primarily from a net $0.9 million increase in national rebates/handset subsidies, a $0.4 million increase in advertising expense and a $1.3 million increase in activation fees paid to Sprint.

Depreciation and amortization expense

Depreciation and amortization expense was $34.0 million for the eight-month period ended September 30, 2005 and $2.3 million for the month ended January 31, 2005. For the nine-month period ended September 30, 2005, total depreciation and amortization expenses were $36.3 million compared to $28.0 million for the nine-month period ended September 30, 2004. The increase of $8.3 million, or 29.8%, was primarily the result of an $8.5 million increase in amortization of intangible assets as a result of the implementation of fresh start accounting on February 1, 2005, which resulted in us recording intangible assets of $62.0 million related to the fair value of the customer base and $72.0 million related to the fair value of the Sprint agreement offset by a $0.2 million decrease in depreciation expense.

Other income/(expense)

	Successor Company	Predecessor Company	For the Nine Months Ended September 30, 2005	Predecessor Company
	For the Eight Months Ended September 30, 2005	For the Month Ended January 31, 2005		For the Nine Months Ended September 30, 2004
	(In thousands)
Interest expense	$(15,472)	$(1,772)	$(17,244)	$(29,002)
Interest income	991	18	1,009	325
Gain on extinguishment of debt	—	76,942	76,942	—
Loss on asset sale	—	—	—	(84)

Total other income (expense)	$(14,481)	$75,188	$60,707	$(28,761)

Interest expense

Interest expense was $15.5 million for the eight-month period ended September 30, 2005 and $1.8 million for the month ended January 31, 2005. For the nine-month period ended September 30, 2005 total interest expense was $17.2 million compared to $29.0 million for the nine-month period ended September 30, 2004. The decrease of $11.8 million, or 40.5%, resulted from the restructuring of debt associated with our Plan of Reorganization. The level of debt has decreased from $354.8 million at September 30, 2004 to $239.3 million at September 30, 2005.

Interest income

Interest income was $991,000 for the eight-month period ended September 30, 2005 and $18,000 for the month ended January 31, 2005. For the nine-month period ended September 30, 2005 total interest income was $1,009,000 compared to $325,000 for the nine-month period ended September 30, 2004. The increase of $684,000, resulted from increased cash deposit levels associated with proceeds of our bond offering and an increase in related interest rates.

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

Liquidity and Capital Resources

Cash Flows

As of September 30, 2005, we had $31.9 million in cash and indebtedness that consisted of $150.0 million related to our senior secured floating rate notes and $89.3 million (net of unamortized discount of $50.7 million), related to our senior subordinated discount notes for a total of $239.3 million.

	Successor Company	Predecessor Company
	For the Eight Months Ended September 30, 2005	For the Month Ended January 31, 2005	For the Nine Months Ended September 30, 2004
	(In thousands)
Net cash provided (used) by operating activities	$8,057	$(1,655)	$(5,128)
Net cash provided (used) by investing activities	(10,694)	(2,118)	12,019
Net cash provided (used) by financing activities	(301)	4,814	1,816

Net increase (decrease) in cash and cash equivalents	$(2,938)	$1,041	$8,707

Net cash provided by operating activities for the eight months ended September 30, 2005 was $8.1 million. This primarily consisted of our net loss of $23.8 million and a $10.9 million increase in working capital more than offset by non-cash charges of $34.0 million in depreciation and amortization, $6.6 million in debt discount accretion and $2.2 million in other miscellaneous non-cash charges. Net cash used by investing activities for the eight months ended September 30, 2005 was $10.7 million. This primarily consisted of $1.7 million in deposits of restricted cash and $9.1 million in equipment purchases. Management believes that our current cash on hand and cash from operations will be sufficient to fund needs for operating cash and our capital expenditures for at least the next twelve months.

Liquidity Following the Plan of Reorganization

Our liquidity needs include obligations under the new notes and other long-term obligations. In addition, we expect to have significant capital expenditure requirements in future years. The amended affiliation agreements with Sprint PCS require us to construct and operate 103 additional cell sites (50 of which were completed as of September 30, 2005) in our territory by 2008. We also expect to construct other sites to expand capacity. Additionally, during the next four years we expect to make capital expenditures to upgrade base stations on a majority of towers as a result of the expected obsolescence of the Lucent Technologies mini-cell and micro-cell technology. Based on current pricing and other assumptions, we estimate that it will be required to spend an aggregate of approximately $23.0 million from 2005 to 2008 to upgrade our base stations. We expect that during 2005 our total capital expenditures will be approximately $21.0 million, including an estimated $7.0 million for the construction of 29 additional expansion sites.

Financing Transactions

On January 4, 2005, we filed voluntary petitions in the Bankruptcy Court seeking relief under the Bankruptcy Code. Upon filing the petition, we continued to operate our businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provision of the Bankruptcy Code and the orders of the Bankruptcy Court.

As previously discussed, on February 9, 2005, the Bankruptcy Court entered an order confirming the Company’s Plan of Reorganization (effective February 10, 2005). Pursuant to the Plan of Reorganization, on February 10, 2005, IWO Escrow was merged into us and we assumed new notes for aggregate proceeds of approximately $232.7 million. We repaid in full and terminated the existing $215.0 million senior credit facility. Our $160.0 million senior notes were cancelled and exchanged for 5,000,005 shares of new common stock. Our existing common stock, all of which was owned by US Unwired, was cancelled, with no distributions or payments thereon. As a result of the merger, we assumed all obligations of IWO Escrow, including those under the new notes described below.

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

Liquidity Following the Acquisition by Sprint

Effective with the Merger with Sprint, the Company became a wholly-owner subsidiary of Sprint and is dependent on Sprint to fund its operations.

Seasonality

Like the wireless communications industry in general, there is an increase in subscriber additions in the fourth quarter due to the holiday season. A greater number of phones sold at holiday promotional prices cause our losses on merchandise sales to increase. Our sales and marketing expenses also increase with holiday promotional activities. We generally have the strongest demand for network usage and our weakest demand for new wireless services during the summer. We expect these trends to continue based on historical operating results.

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

Our variable rate debt consists of Senior Secured Floating Rate Notes ($150.0 million at September 30, 2005). The Senior Secured Floating Rate Notes bear interest at the applicable Eurodollar rate, currently at 7.4%.

A one percent increase (decrease) in the variable interest rate would result in a $1.5 million increase (decrease) in the related interest expense on an average annual basis based upon borrowings outstanding at September 30, 2005.

Item 4. Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as such terms are defined in Rule 13a-15(e) under the Securities Exchange Act, as amended. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

2.1	Order of the Bankruptcy Court, dated February 9, 2005, confirming the Company’s Joint Plan of Reorganization, together with such Joint Plan of Reorganization, as so confirmed (incorporated by reference to Exhibit 2.1 to IWO Holdings, Inc.’s Form 8-K dated February 14, 2005).

2.2	Agreement and Plan of Merger, dated as of August 29, 2005, by and among IWO Holdings, Inc., Italy Acquisition Corp. and Sprint Nextel Corporation (incorporated by reference to Exhibit 10.1 to IWO Holdings, Inc.’s Form 8-K dated August 31, 2005).

3.1	Amended and Restated Certificate of Incorporation of IWO Holdings, Inc. (incorporated by reference to Exhibit 3.1 to IWO Holdings, Inc.’s Form 8-K dated October 21, 2005).

3.2	Bylaws of IWO Holdings, Inc. (incorporated by reference to Exhibit 3.2 to IWO Holdings, Inc.’s Form 8-K dated October 21, 2005).

10.1	Forbearance Agreement and Release, dated as of August 29, 2005, by and among IWO Holdings, Inc. Independent Wireless One Corporation, Independent Wireless One Leased Realty Corporation and Sprint Nextel Corporation (incorporated by reference to Exhibit 10.2 to IWO Holdings, Inc.’s Form 8-K dated August 31, 2005).

31.1*	Certification of Gary D. Forsee pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Paul N. Saleh pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Gary D. Forsee pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Paul N. Saleh pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 14, 2005	IWO HOLDINGS, INC.

/s/ PAUL N. SALEH
Paul N. Saleh Chief Financial Officer